Form 10-K
period 1995-12-31
HARBINGER CORP
filed 1996-04-01
CIK 947116

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        -------------   --------------

                        COMMISSION FILE NUMBER:  0-26298


                             HARBINGER CORPORATION
              (exact name of registrant specified in its charter)



               GEORGIA                             58-1817306
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

        1055 LENOX PARK BOULEVARD                    30319
            ATLANTA, GEORGIA                       (zip code)
     (Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (404) 841-4334

                           ------------------------

          Securities registered pursuant to Section 12(b) of the Act:



       Title of each class                 Name of exchange on which registered
 ----------------------------------------  ------------------------------------
 Common Stock, par value $.0001 per share      The Nasdaq National Market

                           ------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 21, 1996 as reported by The Nasdaq Stock Market, was approximately $85,018,938. The shares of Common Stock held by each officer and director and by each person known to the company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 21, 1996, Registrant had outstanding 10,475,335 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1996 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I

ITEM 1. BUSINESS.

     Harbinger Corporation ("Harbinger" or the "Company") develops, markets and supports software products and provides computer communications network and consulting services which enable businesses to engage in electronic commerce. The Company's objective is to be a leading worldwide provider of electronic commerce products and services to businesses by offering comprehensive, customizable, standards-based electronic commerce solutions. Harbinger offers software products that operate on multiple computer platforms, a secure and reliable computer network to facilitate the transmission of business information and transactions, and value-added products and services to enable businesses of all sizes to maximize the number and value of their electronic trading relationships. The Company's products and services facilitate EDI by businesses and financial institutions by providing the ability to electronically transmit and receive routine business information and documents in a standard format. The Harbinger VAN serves as an electronic communications link for computer systems by receiving, storing and forwarding electronically transmitted business documents and data for re-transmission in a form that can be received and interpreted by the computer of another commercial business. Harbinger facilitates the electronic link to its computer communications network through the sale of electronic commerce software packages for use in a broad range of computing environments, including DOS, Windows, UNIX, IBM AS/400 mid range and IBM MVS mainframe platforms.


ELECTRONIC COMMERCE AND EDI

     Electronic commerce involves the automation of business transactions through the use of telecommunications and computers to exchange and process electronically commercial information and transactional documents. Electronic commerce typically involves the use of a third-party or private value-added computer network to perform EDI, email, EFT, electronic forms, and bulletin board and electronic catalogue services. Users of private or third-party VANs may also have access through the VAN to directories or on-line information services. EDI is a cornerstone of electronic commerce. The advantages of EDI include one-time data entry, reduced clerical workload and the elimination of paper records, rapid, accurate and secure exchange of business data, and reduced operating and inventory carrying costs. EDI facilitates uniform communications with different trading partners, including customers, suppliers, common carriers, and banks or other financial institutions.

     Trading Communities.   Groups of companies that regularly trade with each
other generate significant repetitive business transactions. These existing trading communities are natural prospects for implementation of EDI. Certain trading communities are defined by trading standards, protocols, rules or procedures adopted through trade organizations, such as the EDI standards adopted by members of the Petroleum Industry Data Exchange. The adoption of EDI as an accepted means of transmitting business documents and data has occurred, in part, because many trade organizations or groups and many large companies within a trading community increasingly recommend or require their member organizations or trading partners to adopt and use EDI as the primary method of communicating business documents. Large companies within a trading community often are described as ''hubs'' and their trading partners as ''spokes.'' A hub company and its trading partners communicate through electronic networks, generally either third party networks or a private network owned and operated by the hub company. Hub companies decide to implement EDI generally for one or more of the following reasons: (i) to enable a reduction in inventories by reducing the time required to notify vendors and replenish stocks; (ii) to reduce the administrative handling costs of documents that they send or receive from their suppliers or customers; or (iii) to improve customer support and service levels by eliminating data entry errors. For these reasons, a hub company often adopts as a stated business objective that all of its trading partners use EDI as the principal means of communicating business documents. Spoke companies, in turn, often expand the electronic commerce community by also requesting or requiring their other trading partners to communicate through EDI. This expanding number of trading partners adopting EDI results in the establishment of distinct trading communities comprising potential software customers and network subscribers for EDI services.

     EDI Transaction Flow.   In a typical EDI transaction, a trading partner
(the ''sending partner'') first creates with its computer, either manually or electronically, the business data used for the completion of a particular set of documents, described by EDI standards as a transaction set. Transaction sets include requests for quotes, quotes, purchase orders, invoices, shipping notices, and other related documents and messages. Second, a translation software program on the sending partner's computer converts the document or transaction set into a standard EDI format. Third, this information is electronically transmitted through telecommunications links from the sending partner's computer to a central computer system that serves as a value-added network shared by many trading partners. Value-added networks receive documents for subsequent delivery to the intended trading partner (the ''receiving partner''), and connect many types of computer hardware and communications devices, convert multiple transaction sets from one industry standard to another, and maintain security by reducing the possibility of one trading partner accessing another's computer.

     EDI Industry Standards.   EDI has been further promoted through the
adoption of EDI standards within various industries. These standards describe the content and format of business documents, such as the data required to be included in purchase orders, invoices, shipping notices, and other business documents. Before these standards were adopted, electronic document transmission was based on proprietary formats agreed to by two trading partners. However, incompatible computer systems and differing proprietary formats limited widespread adoption of EDI. In 1979, the American National Standards Institute (''ANSI''), an organization responsible for coordinating national standards in the United States, formed the Accredited Standards Committee (''ASC'') X12, Electronic Data Interchange, to develop uniform standards for electronic interchange of business transactions. In 1983, ANSI published the first five EDI standards proposed by the ASC. The number of business transactions covered by EDI standards has continued to increase, and by 1995 the ASC X12 Committee had approved the development of over 280 domestic and international standards.

     Uniform EDI standards for the exchange of business information have now been adopted for many important industries, including:


                  Aerospace    Financial Services  Paper and Pulp
                  Air Freight  Food                Petroleum
                  Automotive   Government          Rail Freight
                  Banking      Grocery             Retail
                  Beverage     Hardware Goods      Textiles
                  Chemical     Healthcare          Trucking
                  Education    Insurance           Utilities
                  Electronics  Metals              Warehousing
                  Financial    Ocean Freight

     Within these industries, trade and industry organizations often suggest additions and changes to EDI standards. The United Nations Joint EDI Committee has developed international industry standards known as Electronic Data Interchange for Administration, Commerce, Transport (EDIFACT). Harbinger believes the continuing adoption of EDI standards in the U.S. and internationally will promote a significant expansion of electronic commerce and a potential increase in the demand for EDI software products and the number of transactions processed by network operators.


STRATEGY

     The Company's objective is to be a leading worldwide provider of electronic commerce products and services to businesses of all sizes with a focus on solidifying its recurring revenue base by increasing the number of subscribers to its network. The Company's strategy to achieve this objective includes the following key elements.

     Comprehensive Range of Products and Services.   Harbinger's strategy is to
offer a broad range of electronic commerce products and services, thereby enabling trading partners to obtain the products and services necessary to conduct electronic commerce transactions within their trading communities. The products and services offered by the Company include EDI and electronic commerce software for use on numerous computing platforms, value-added network transaction processing, software programming and customization services, customer support and training, and implementation and consulting services.

     Trading Communities Marketing Strategy.   Harbinger's central strategic
objective is to grow by promoting its products and services to identified trading communities. Through this strategy, Harbinger identifies significant trade organizations or ''hub'' companies within various industries, including the utilities, electronics, healthcare, aerospace and petroleum industries, to establish and promote the growth of trading communities. Harbinger seeks to establish new and larger trading communities by (i) developing marketing and technical competence within the industry by learning the needs of major trade organizations or hub companies in the industry, and the trading customs and practices of their trading partners, (ii) working closely with trading partners in these target markets to define software and computer systems requirements,
(iii) developing standard and customized software products to meet the needs of trading partners in these markets, and (iv) providing an array of high-quality services to facilitate the adoption and implementation of EDI and other electronic commerce services throughout that industry.

     Integrated Product Offerings.   Harbinger offers, and is further
developing and enhancing, numerous software products operating on a broad range of computing platforms, including DOS and Windows-based PCs, UNIX-based workstations, IBM AS/400 midrange computers and IBM MVS mainframe computers. The Company designs its products with significant ease-of-use features and has recently completed development efforts to integrate technologies acquired from Texas Instruments Incorporated ("TI") and System Software Associates, Inc. ("SSA") with its existing software products to enable customers to easily migrate from one computer platform to another. Harbinger seeks to offer a full array of EDI products and services to meet its customer's evolving EDI needs.

     Customer Satisfaction and Superior Support Services.   Harbinger strives
to provide dependable, prompt and competent customer service through the Harbinger network and the Company's customer support personnel. Harbinger offers extensive customer service, consulting and support to trading partners to assist in the operation and use of the Company's network services and its software products. These services are designed to attract new customers and to encourage greater utilization of the Company's products and services by existing customers, thereby increasing recurring revenues through greater transaction flow.

     Electronic Commerce on the Internet.   Through its investment in Harbinger
Net Services, LLC ("HNS"), the Company seeks to offer products and services to facilitate electronic commerce using the Internet. HNS will seek to develop and market a comprehensive suite of products and services directed at delivering electronic commerce solutions to business customers over the Internet. Through its agreements with HNS, the Company will seek to offer those products and services to its customer base.

     Strategic Alliances and Acquisitions.   The Company actively seeks
strategic alliances with leading telecommunications companies, software application developers and computer system suppliers. For example, Sprint resells, distributes and co-markets the Company's electronic commerce software products and network services. The Company also has recently introduced its Marketing Partners Program to establish alliances between the Company and application software developers, systems integrators and value-added resellers of computer products. In furtherance of its strategy to expand its product and service offerings, the Company will seek to acquire assets, technologies and businesses providing services complementary to the Company's existing products and services. Through the 1994 acquisition of the EDI Business Unit from TI (the "TI Acquisition"), the Company expanded its products to include offerings on UNIX and IBM MVS computer platforms. Through the Company's 1995 asset purchase and licensing arrangements with SSA (the "SSA Alliance"), the Company expanded its products to include an offering on IBM's AS/400 midrange computer platform.

     International Markets.   Harbinger believes that a significant component
of its strategy is to provide electronic commerce and EDI products and services to markets outside the United States. In addition to its international relationship with Sprint, the Company has an investment in and a distribution relationship with Harbinger NV, a Netherlands-based affiliate of the Company which is actively seeking electronic commerce business in selected international markets. The Company intends to aggressively pursue international electronic commerce opportunities.

PRODUCTS AND SERVICES

     The following charts summarize the functions and platforms of the Company's principal electronic commerce software products and includes a description of the services available to software customers and network subscribers:


          PRODUCT NAME                          FUNCTION                COMPUTER PLATFORM
- - ---------------------------------  -----------------------------------  -----------------
TrustedLink Commerce               EDI communications, document           DOS, Windows
                                   management and forms creation,
                                   plus import/export of data from
                                   software applications
TrustedLink Enterprise             EDI communications, document               UNIX
                                   management plus import/export of        IBM AS/400
                                   data from software applications           IBM MVS
EDI map                            Mapping tool, integrate EDI                 DOS
                                   software with specific
                                   applications
TrustedLink Banker                 Small business cash management         DOS, Windows
                                   activities, EFT, wire transfers,
                                   direct deposits and debits
                                   EDI communications, document
                                   management and forms creation
TrustedLink Distributor for        specific for the Petroleum
Petroleum                          Industry                               Windows

TrustedLink Shipper                Integrated EDI and Barcode solution    Windows


      SERVICES                          DESCRIPTION
- - --------------------               ------------------------------------------------
                                   Fault tolerant, store and forward, retrieval
Value-Added Network                services, protocol conversion, electronic mail
Services                           box

EDI to Fax Services                Translation of EDI documents to fax format

Trading Partner                    Information seminars, support materials,
Implementation                     testing and confirmation of EDI communications
/Certification                     with trading partners

Customer Support                   Telephone hotline, support documentation,
                                   network transmission support, electronic
                                   software updates

Consulting and                     Development of computer programs needed to
Programming                        integrate EDI with a customers other software
Services                           applications

Third Party Ticket                 Translation of EDI documents to facilitate
System                             ownership tracking for Petroleum Companies

     Software Products

     The Company's products include a family of software programs and tools operating on DOS, Windows, UNIX, IBM AS/400 and IBM MVS mainframe computing environments and are designed to facilitate and enhance the use of electronic commerce by trading partners.

     TrustedLink Commerce.   Harbinger's principal PC-based products,
TrustedLink Commerce for DOS-based personal computers and TrustedLink Commerce for Windows-based computers, perform the critical tasks necessary to create, format and electronically transmit and receive business documents and data among trading partners. The software programs convert a customer's documents and data into EDI format, translate the document to a standard form for use with the designated trading partner, transmit the information to the Harbinger network, and convert EDI documents and data received from their trading partners into a format that may be interpreted by the user's personal computer to display, print, fax the document or automatically update its accounting records to register information received from a trading partner. These products have the following additional features and functions:

 o Ease-of-Use. Each of these products include features such as pull-down menus, common command structure, context-sensitive ''Help,'' mouse support and color-coding. These features permit use of the products by a broader audience of computer users possessing a less advanced level of technical knowledge in the operation of computers.

 o Ease-of-Installation. Harbinger's DOS and Windows products facilitate installation on a personal computer by automatically analyzing certain aspects of the user's computer to establish modem specifications, including type and speed, telecommunications parameters, and the user's network link telephone number. Following installation on the user's hard drive, the software includes functions that automatically dial the Harbinger network, establish password security and register the user on the network.

 o Network Software Integration. TrustedLink Commerce receives and registers trading partner information. When a user first receives documents or data from a trading partner, the software recognizes that it has received information from a new source and automatically re-dials and downloads that Harbinger customer's mailing address and adds it to the recipient's directory of addresses.

 o Broad Functionality and Flexibility . The products allow a trading partner to transmit and receive documents either through a manual computer request or automatically if a trading partner's computer is unattended. The software sorts documents by date, type and trading partner, prints summaries or the full text of documents, stores incoming documents, and copies outgoing documents for later review.

 o Support for EDI Standards. The software sends and receives transmissions in compliance with a wide range of electronic data industry standards that dictate the form, content and structure of documents and communications, including ANSI X12 and EDIFACT, as well as TDCC, UCS and WINS, which are electronic data formats specific to certain industries.

     Harbinger's PC-based customers primarily use the DOS product, and Harbinger has not achieved significant market penetration with the Windows product. As a result of the TI Acquisition, the Company has developed an enhanced version of its TrustedLink Commerce product which incorporates the favorable features of Harbinger's and TI's Windows-based products and utilizes translation software which is common to the UNIX and IBM MVS products and technologies acquired from TI. The enhanced TrustedLink Commerce product is expected to be available in the second quarter of 1996. The Company believes that customer conversions from DOS to Windows-based products will accelerate after the introduction of the Company's enhanced TrustedLink Commerce product. Furthermore, availability of the new Windows-based product, together with other integration and development activities associated with the Company's products, should allow customers to more easily migrate from one computer platform to another.

     TrustedLink Enterprise for Unix.   TrustedLink Enterprise for UNIX was
acquired in the TI Acquisition. Harbinger is currently in the process of developing significant enhancements to the communications and user interface capabilities of this product. Upon successful completion of these enhancements, TrustedLink Enterprise for UNIX will facilitate the creation and control of business documents, such as order forms and invoices in complex client/server computing environments and provide data linking and messaging functions which act as a gateway to update a trading partner's accounting system. This product also will support several of the most popular UNIX versions, including HP/UX, AIX, and SCO Open Servers, that offer high-throughput features that provide for fast receipt and transmission of EDI documents, and support a comprehensive range of EDI standards.

     TrustedLink Enterprise for AS/400.   TrustedLink Enterprise for AS/400 was
acquired in connection with the SSA Alliance and offers a mapping, translation, communication and trading partner management toolset and utilizes up to 21 EDI standard formats. The product's integrated IDK mapper enables customers to integrate documents directly into existing AS/400 database applications. The product's ANK network module enables communications among trading partners and VANs utilizing a broad range of data communication protocols.

     TrustedLink Enterprise for IBM MVS Mainframe.   TrustedLink Enterprise for
MVS mainframe systems performs identical features and functions to TrustedLink Enterprise for UNIX, and translates a trading partner's documents and data into electronic data formats that may be interpreted by the IBM MVS operating system. By offering high-throughput features and rapid document analysis, this version of the Company's TrustedLink Enterprise product is intended to minimize telecommunications costs as well as the costs of administrative personnel. TrustedLink Enterprise for IBM MVS mainframe also offers a single-pass test system that analyzes, summarizes and reports transmission faults, thereby facilitating the quick resolution of system delays resulting from transmission errors. The Company's MVS Gateway software product offers a high performance post office system and communications gateway to facilitate the rapid retrieval and storage of massive volumes of EDI documents on an IBM MVS mainframe.

     EDI map.   Harbinger offers EDI map, a software tool designed to assist a trading partner in integrating EDI with other software applications operated by the user on a personal computer. EDI map includes software functions that may be used to create an application program to translate standard EDI documents into designated data records and files. These data records and files can be read by the trading partner's existing application software, including, for example, the general ledger, accounts payable, and accounts receivable programs included within the trading partners back-office accounting system. The program also allows a user to translate data records retrieved from an internal computer system into standard EDI documents. EDI map is distributed by the Company under a license from a third party software developer which permits the Company to obtain access to the source code for this product if the owner discontinues support and related services or ceases its business. Under this license, the Company has nonexclusive worldwide rights to use, reproduce, distribute and exercise other rights with respect to the EDI map software.

     TrustedLink Banker.   TrustedLink Banker is designed to facilitate the use
of personal computers to access a customer's bank or other financial
institution through the Harbinger network.   Businesses use TrustedLink Banker
to access balance and transaction histories for various financial accounts, perform electronic funds transfers between financial accounts (within a single bank or among banks), register stop payments, write checks, reconcile accounts, send and receive messages to and from financial institutions, perform budgeting and cash flow analysis, and schedule activities by means of an electronic calendar. TrustedLink Banker includes functions that enable businesses to access information services such as Dow Jones News/Retrieval, and transfer data to other software programs such as Microsoft Excel, Lotus 1-2-3 and dBASE III. TrustedLink Banker is also used to perform direct deposits into payroll accounts, fund tax payments and direct debit transactions, and perform funds transfers. Banks and financial institutions access the Harbinger network to exchange information, electronic mail and messages with their trading partners. TrustedLink Banker translates documents and data through industry standard formats, including the BAI standard for balance and transaction reporting and the National Automated Clearing House Association (''NACHA'') standard for ACH transfers.

     TrustedLink Distributor for Petroleum.   TrustedLink Distributor for
Petroleum automates purchase order and buyback processing and makes it easier for lubricant distributors to do business with petroleum suppliers.

     TrustedLink Shipper.   TrustedLink Shipper is a Windows-based add-on
module to the Company's TrustedLink Commerce Product designed to facilitate the use of EDI at the shipping dock. Users of the product can process purchase orders, send advanced ship notices, and label shipments with barcodes. The product is fully integrated with the Company's VAN.

     Productivity Tools.   The Company also offers a number of additional
complementary PC, UNIX and MVS mainframe software products and modules, including productivity tools that facilitate the enabling, management and auditing of EDI trading relationships. Examples include a Windows-based mapping application that enables EDI support personnel to map internal application formats to EDI transactions and a trading partner profile management system that allows trading partner, transaction, and communications definitions and also contains contract, billing, transaction processing, audit and trading information.

     Other than the EDImap product, the Company's software products do not include any material third party source code, and the Company does not rely in any material respect on technical or source code data owned by third parties that are critical to the Company's intellectual property or its operations.


     Services

     The Company provides a range of services to businesses engaged in electronic commerce, including network services, trading partner and electronic commerce implementation services, programming services and customer training and support.

     Value-Added Network Services.   Harbinger operates a value-added network
that provides the central point for document and data receipt, translation and transmission and serves as a communication link between the members of a trading community. With more than 17,000 subscribers, Harbinger believes that its VAN is one of the largest EDI networks in the United States as measured by the number of network subscribers. Harbinger offers trading partners a wide range of network services, including batch communication of purchase orders, invoices, and shipping confirmations, and email between trading partners. Additional network services enable a trading partner to transmit into the network a large number of electronic documents intended for various destinations through a single toll-free telephone line, and to acknowledge and reconcile document transmission and receipt. Harbinger provides its network customers with monthly statistical information regarding network usage.

     Harbinger believes that its value-added network offers several advantages to trading partners:

 o    Protocol Conversion.   Through a protocol conversion routine,
      Harbinger's VAN enables trading partners to exchange documents, notwithstanding that their respective computers generate and transmit data and documents according to different document standards and communications protocols.

 o    Transmission Speed Conversion.   Harbinger's VAN provides access ports
      that allow data transmission speeds at mainframe-to-network rates up to 56,000 bps (bits per second) as well as ports for typical PC-to-network speeds of 2,400 bps to 28,800 bps.

 o    Flexibility in Mail Pick-up and Drop-off Times.   Harbinger's VAN
      enables trading partners to send and receive documents at their convenience through the network. The network stores documents received from a trading partner in its electronic mailbox for transmission and delivery at a subsequent time designated by the recipient.

 o    Security.   The network includes precautions to minimize security
      breaches by outsiders and restrict the ability of one trading partner to gain access to confidential data of another. Harbinger's TrustedLink Commerce and TrustedLink Banker family of software products each utilize data encryption algorithms to ensure that network access is limited to authorized users.

     The Harbinger network operates on a Tandem Himalaya computer system which is maintained by the Company at its headquarters in Atlanta, Georgia. The Company utilizes wide band telephone circuits that enable the computer network to receive and process numerous telephone links simultaneously. Moreover, the Company utilizes a packet switch network which receives and sends data across telephone circuits thereby enhancing the Tandem computer's ability to handle a large number of concurrent users at the most economical transmission cost. The network supports multiple communications protocols, including SNA, X.25, ASYNCH, FTP, and BISYNCH, enabling it to communicate data with most computer systems at transmission speeds ranging from 1,200 bps to 56,000 bps. The network also supports many standards for documents and data content and format, including ANSI X12, EDIFACT, BAI and NACHA. The network is designed for operation 24 hours a day, seven days a week. The Company is party to a disaster recovery agreement that provides an alternative off-site computer system for use in disastrous events.

     The Company provides network services pursuant to subscriber agreements. Under the subscriber agreement, the customer provides, at its expense, all necessary computing and hardware systems, which must meet technical specifications established by the Company. The subscriber agreement can be terminated by either party without cause at any time with 30 days' written notice. Customers are required to pay for services in accordance with the then applicable service fees, which include set-up fees, monthly mailbox fees, and transaction fees. No minimum revenue commitment or annual fee is required.

     Trading Partner Implementation and Certification.   Harbinger offers
several programs to assist its hub customers in maximizing the number of their trading partners utilizing EDI. These programs are designed to communicate the advantages of EDI and electronic commerce to all potential trading partners of a major hub, regardless of size, and provide the following:

 o    Information Seminars.   The Company schedules and conducts half-day
      seminars with potential trading partners of a major hub company highlighting the benefits of EDI and electronic commerce, explaining the hub organization's EDI initiative, and demonstrating the Company's products and services. Representatives of the hub company attend these seminars to present their EDI recommendations and requirements.

 o    Support Materials.   Utilizing the hub company's list of trading
      partners, the Company sends each trading partner an invitation packet including a program description, telephone set-up information, a computer hardware checklist, product literature, a demonstration software diskette, and response forms for registration to seminars conducted by the Company.

 o    Trading Partner Certification.   The Company assists trading partners
      in installing, testing, and confirming the ability to transmit information and documents with hub companies using the Harbinger network. Through this testing process, trading partners can implement and initiate EDI communications with hub companies with a minimum of conflicts and problems.

     Electronic Commerce Implementation.   Harbinger also offers a range of
services to assist in the implementation of electronic commerce by developing custom software templates, known as Trading Partner Packs, to conform with guidelines and parameters identified by the major purchasers and suppliers within various trading communities. For example, Harbinger customizes its software to enable businesses in a defined trading community to utilize only a specified subset of the ANSI X12 or EDIFACT standard that the major trading partners have defined for the trading relationship. In this way, each trading partner is assured that only the data elements that the trading partners expect are sent and received. This customization prevents one trading partner from sending unintended or incomplete data that otherwise might be permissible under the standard, but which could cause the receiver's application system to fail. The Company distributes a customized Trading Partner Pack to initiate trading among the partners of an existing Company subscriber and to enable hub companies to expand their base of trading partners. Harbinger's customer service personnel meet with major trading partners to identify and design the formats necessary to develop a Trading Partner Pack for use by trading partners of the customer. Harbinger maintains a library of more than 700 Trading Partner Packs.

     Consulting and Programming Services.   Harbinger employees consult with
trading partners to create functional specifications to develop computer programs necessary to integrate EDI with the customer's other software applications. This process, known as ''mapping,'' requires the identification of internal data file and record formats, data field descriptions, and equivalent paper document formats. Harbinger's technical consultants then develop functional specifications that are used to develop the interface programs necessary to integrate EDI with the trading partner's applications. Harbinger also provides software programming services to trading partners to create the application interface programs necessary to translate data into and out of EDI standards.

     Customer Training.   Harbinger offers training classes designed for
various stages of EDI implementation by trading partners. These classes provide instruction on the use of the Company software products operating either alone or together with the other application software operated by a trading partner. Training classes are conducted in Atlanta and other cities in the U.S. Primary classes are directed at users who utilize the software to input and send EDI documents, or to receive and print such documents. Advanced classes explain the basics of integrating EDI with other application software and provide basic information for creating application interface programs to connect a trading partner with application software of another party.

     Customer Support Services.   Harbinger provides extensive customer service
and support to trading partners on the use and operation of its software products and the conduct of business with trading partners utilizing electronic commerce. Harbinger supplies detailed printed documentation instructing on the use and operation of the Company's software products and the scope and availability of the Company's services. Toll-free customer telephone support is available five days a week from 8 a.m. to 8 p.m. E.S.T., responses being provided by employees in the Company's customer support department. Network transmission support is available seven days per week, 24 hours per day. The Company's support of EDI communication standards enables its customer support personnel to perform file transfers to analyze problems on a customer's computer system and to transmit software or EDI standard updates to a customer, where necessary.

     Third Party Ticket System ("TPTS").   TPTS is a service offered by the
Company which permits tank owners, pipeline companies, and other affiliated parties in the petroleum industry to track ownership of petroleum through a pipeline. The product, which was developed in conjunction with the American Petroleum Institute, automates the transfer of documents associated with product requests and shipments between third parties. The service utilizes the ANSI X12 PIPENET standards.

     Pricing

     Harbinger markets its software products under license agreements that provide one-time license fee charges which range from $460 to $2,740 for DOS and Windows products, $70,000 to $90,000 for UNIX products, $35,000 to $50,000 for AS/400 products and up to $180,000 for IBM MVS products. License fees are determined according to the number of specified users.

     Charges for transactions placed through the Harbinger network are based upon the number of messages transmitted and the number of characters in each transmission. Transaction fees vary during peak or off-peak hours. The Company's transaction fees during peak hours are currently $.10 per message and $.02 per 100 characters. Additionally, customers pay a mailbox service fee of $25 per month to maintain access to the network. Harbinger provides a discount to those subscribers who allow their monthly fees to be direct-debited. For customers accessing the Harbinger network through other communications networks, there is a monthly interconnect charge of $25 for access through one or more public networks and $25 for each private network interconnect.

     A separate fee for Trading Partner Certification is generally paid by hub companies desiring to facilitate communications with new trading partners.
Fees for integration services performed for hub companies and trading partners are generally provided based on the number of hours or days required to perform the necessary project.

SALES AND MARKETING

     The Company's principal marketing strategy focuses on establishing and expanding the number of trading partners using the Harbinger network and software products. The Company seeks to target trading communities composed of electronic trading partners in common industries or markets conducting recurring business transactions. To achieve this strategy, the Company emphasizes sales to hub companies and their trading partners in a wide range of trading communities. Typically, a hub company will establish an EDI program by selecting the software, documents, formats, standards and value-added network that it intends to employ to exchange documents with its trading partners. After announcing the establishment of an EDI program, a hub company generally allows trading partners a period of time, generally from three months to several years, to comply with the EDI specifications and become EDI-capable.
In many instances, hub companies ultimately will require trading partners to execute all transactions through EDI. The Company's marketing and sales activities are centered around the implementation of EDI within these trading communities through hub and spoke programs, particularly within selected vertical markets.

     The Company has developed a three-tiered sales and marketing program. First, the Company identifies potential hub companies that either seek to formulate an EDI program, or that have made the decision to implement EDI. The Company representatives meet with the hub company and discuss the procedure for establishing EDI relationships with trading partners. Second, the Company contacts the hub company's trading partners through seminars and by telemarketing, informing these parties of the EDI requirements of the hub company and implementation procedures. The Company schedules and conducts half-day information seminars with potential trading partners of a major hub company highlighting the benefits of EDI and electronic commerce, explaining the hub organization's EDI initiative, and demonstrating the Company's products and services. Representatives of the hub company generally attend these seminars to present their EDI recommendations and requirements. Third, Harbinger uses telemarketing, direct mail and advertising activities that are targeted at potential customers who are not trading partners of a specific hub.

     Harbinger's account executives identify, qualify and market the Company's services to potential hub companies that seek to implement EDI programs. Account executives work closely with these hub companies to design and implement the EDI program and maximize the number of subscribing trading partners. Hub companies are encouraged to produce a list of trading partners for the Company's use in marketing its products and services and endorse the family of TrustedLink software products encouraging those trading partners to become EDI-capable. Through successful EDI implementation programs with hub companies, Harbinger has established a database of existing and prospective trading partners. Harbinger's account executives regularly contact prospective trading partners through advertising, seminars and telemarketing to promote the Company's products and services.

     The Company's inside sales team establishes contacts and leads from a variety of sources, including industry lists, trade associations, advertising, direct mail campaigns, trade shows and marketing partners. Spoke companies are grouped into various trading communities. By analyzing the common business needs of these trading communities, Harbinger seeks to provide custom solutions to selected trading communities, thereby potentially increasing the usage of the Harbinger network and its software products.

     Harbinger has introduced its Marketing Partners Program to establish alliances between the Company and application software developers, systems integrators and value-added resellers of computer products (''Marketing Partners''). The Company's objective is to integrate Harbinger's products with those of its Marketing Partners and to promote distribution of Harbinger software along with products and services sold by its Marketing Partners. The current Marketing Partners of the Company include SSA, Westinghouse Canada, Solomon Software, Real World Corporation, and Open Systems.

     The Company markets and distributes its TrustedLink Banker products and related services through commercial banks and holding companies and bank processors. The Company also markets its family of TrustedLink Banker software products and computer network services directly to the customers of certain banks and financial service organizations. Harbinger's sales personnel identify prospective customers by reviewing the list of commercial accounts maintained by the banks and once prospects are identified, the Company conducts sales activities predominantly over the telephone and by direct mailings.

     As of December 31, 1995, the Company employed approximately 65 sales and marketing personnel who concentrate their efforts in direct sales of the Company software products and services. Sales personnel are compensated through a combination of base salary and commissions. The Company's compensation strategies are designed to reward sales personnel based upon sales to new customers and the sale of additional products and services to existing customers. In addition to the Company's internal sales and marketing personnel, the Company markets its products through several licensees, distributors and co-marketers.


CUSTOMERS AND MARKETS

     The Company's customers include a wide range of hub companies and their trading partners in several markets targeted by the Company. The Company's hub customers (grouped by industry) include the following:



Aerospace:    Northrop                  Metals:            Alcoa
                                                           Reynolds

Banking:      Bank of America           Paper and Pulp:    Champion Paper
              Barnett Banks
              First of America

Electronics:  Compaq Computer           Petroleum:         AMOCO
              Digital Equipment                            Chevron
              Corporation                                  Mobil
              Hewlett-Packard
              Siemens

General:      ASEA Brown Boveri         Textiles:          James River
              Square D                                     Milliken & Company
              3M
              Westinghouse Electric

Healthcare:   Abbott Laboratories       Utilities:         Consumers Power
              Baxter Healthcare                            Pacific Gas &
              Johnson & Johnson                            Electric Southern
                                                           California Edison
                                                           The Southern Company

     The Company has contracts with two customers which account for a significant amount of historical revenue. An agreement with Sprint International Communications Corporation ("Sprint") provides the terms by which Sprint may distribute and co-market the Company's software products. During the years ended December 31, 1994 and 1995, revenues from Sprint represented approximately 5% and 2%, respectively of the Company's total revenues for such periods. Under the SSA Alliance, SSA will pay the Company royalties representing a percentage of annual net fees generated by SSA from the sale of software licensed from the Company. For the year ended December 31, 1995, revenues from SSA represented approximately 7% of the Company's total revenue for the period.

STRATEGIC RELATIONSHIPS

     Harbinger is party to an Alliance Agreement with SSA pursuant to which the Company has licensed to SSA the Company's IBM AS/400, UNIX and PC-based EDI software and related tools and utilities (the ''Licensed

Software"), under agreements whereby SSA may remarket the Licensed Software to licensees of SSA's BPCS software products. SSA pays Harbinger a royalty based on net fees realized by SSA from the sale of the Licensed Software, related maintenance and support, and migration fees payable when a customer upgrades from one computer platform to another. Harbinger is responsible to train SSA personnel in the use and support of Harbinger products, and SSA provides direct telephone support to SSA's customers who use the Harbinger software products. During the term of the Alliance Agreement, Harbinger, at its option, will provide SSA with future product modifications and upgrades, architect the Licensed Software to facilitate foreign language translations, provide training, telephone and technical support to SSA personnel, modify or enhance the Licensed Software in the manner requested by SSA to correct software errors and maintain product competitiveness (or allow SSA to make such revisions), and modify the products to interface with specified database programs, perform designated client/server functions, offer enhanced graphical user interfaces, and conform to specified industry data communication standards. See ''Certain Transactions--SSA Alliance."

     Harbinger is a party to licensing and co-marketing agreements with Sprint and another licensee pursuant to which the Company has licensed its TrustedLink EDI software and its network system software to permit the licensees to remarket the PC-based software under private label and to implement their own value-added network. Under the Sprint relationship, the network system software has been licensed for use by various government agencies in the People's Republic of China and Poland. Additionally, Sprint uses Harbinger's existing network for Sprint's own EDI service. Sprint and Harbinger also maintain a co-marketing agreement with respect to several United States government agencies, pursuant to which Harbinger markets its software and services to numerous spoke companies which are suppliers to these agencies.
The Sprint agreements grant certain non-exclusive rights to distribute the Company's PC-based software and network services and to license the Company's private network software outside the United States. These licenses and marketing agreements generally provide for payment by the licensee of an initial license fee, recurring transaction and network service and maintenance fees, and license fees based on the distribution of TrustedLink Commerce software programs.


PRODUCT DEVELOPMENT

     The Company continues to assess the needs of trading partners in various trading communities and to develop software programs and network services which facilitate electronic commerce transactions. The Company's product development efforts currently are focused on providing a full range of electronic commerce solutions to Harbinger customers. The Company integrates software products and technologies acquired from TI with the Company's other software products by combining the most favorable features of the products and maintaining common translation software to facilitate the transfer of information and data between operating environments. The Company has completed product integration modifications to UNIX versions for use on HP9000, RS/6000 and SCO/UNIX platforms. Modifications of the Company's enhanced TrustedLink Commerce for Windows version are anticipated to be completed, and the product to be generally available, in the second quarter of 1996. Additional modifications intended to add enhanced graphical user interface features to the UNIX products also will be completed during the second quarter of 1996.

     Through its investment in HNS, the Company also is seeking to explore the feasibility of conducting electronic commerce over the Internet. HNS is expected to develop software products and provide related services designed to permit increased security for transmitting commercial data over the Internet by using the Company's VAN and supplementing it with additional software encryption measures. HNS may also develop technologies and provide services to allow Internet users to access the Company's VAN in order to provide a greater level of reliability of accurate data transmission than otherwise available by using the Internet alone. See ''Business--Internet Strategy'.' There can be no assurance that the Company or HNS can overcome the substantial technological and product development issues that will be faced in developing acceptable technologies for conducting electronic commerce over the Internet.

     The Company is in various stages of development for other software applications, including electronic messaging and email, bar code integration to facilitate the shipping and receiving of goods, an enhanced mapping product to allow users to customize their EDI data to existing software applications, and foreign translations of the Company's software products for distribution in international markets.


INTERNET STRATEGY

     The Company believes that the Internet may become a vehicle for electronic commerce and communication among businesses. The Internet is an interconnected global network of computer networks linked together through a common protocol. Unlike other public telecommunications networks, the Internet is not managed by a single corporation, government agency or other entity. The market for software to access the Internet and related services is rapidly emerging and there are constantly evolving standards and technologies for communicating information over the Internet. Through the Internet, businesses can exchange documents and electronic mail, access a wide range of commercial information, and establish a presence on the World Wide Web (WWW). The WWW is the part of the Internet where information and documents reside in a standard format enabling them to be easily displayed and linked for access by other Internet users on the WWW. By using a special programming language called hypertext markup language (HTML), a user can establish a presence on the WWW known as a web page or home page and can link with other users of the WWW. To date, the Internet has not been an accepted medium for processing routine business transactions between organizations, in part due to security and reliability issues.

     The Company organized HNS in December 1994 as an early stage company to address opportunities to use the Internet to perform electronic commerce transactions. During its initial phase of operation, HNS explored the viability of developing products and providing services to facilitate electronic commerce on the Internet. At the conclusion of that effort, HNS concluded that it had developed a strategy for promoting electronic commerce over the Internet and for addressing the primary obstacles to the use of the Internet to exchange routine business documents. As part of its business plan, HNS investigated a strategic relationship with a telecommunications provider. In June 1995, BellSouth invested $3.0 million in HNS in exchange for the BellSouth Debenture. To date, the Company has invested approximately $8.4 million in HNS. The Company organized HNS as a separate company to permit HNS to focus solely on the market for products and services on the Internet, to reduce, to some degree, the risk of the Company's investment in the Internet, and to enable HNS to seek a strategic third-party investor. The Company and HNS have entered into several agreements whereby the Company provides HNS with management and development services, access to the Company's VAN, and a license to use and create derivative works of certain Company software programs. HNS provides the Company a non-exclusive right to license and distribute HNS products, if any, which may be derived from the Company's products.

     HNS is currently developing and plans to market a comprehensive suite of products and services directed at delivering electronic commerce solutions to business customers over the Internet. In November 1995, HNS announced its plans for TrustedLink, which provides organizations of all sizes with an open, standards-based solution for sending and receiving secure EDI documents over the Internet. The product will complement the Company's existing Windows and UNIX-based products and utilize simple mail transfer protocol ("SMTP") as the underlying Email mechanism to transfer EDI files over the Internet. In addition, the product will support S/MIME, an emerging security standard supported by major software industry leaders, and will also support the authentication mechanisms currently available in the Company's EDI Products. The Company has scheduled a general release of this Product in the third quarter of 1996. As of December 31, 1995, HNS had approximately 25 employees, of whom 15 are technical personnel engaged in maintaining or developing HNS's products or performing related services, approximately five are marketing and sales personnel and approximately five are involved in administration and finance.

     The Company plans to work with HNS in developing coordinated sales and marketing approaches to maximize electronic commerce both on the Company's VAN and to explore alternatives over the Internet. The Company expects to derive revenues from HNS under several agreements between the parties.

COMPETITION

     The electronic commerce and EDI network services and computer software markets are highly competitive. Numerous companies supply electronic commerce network services, and several competitors target specific vertical markets such as the pharmaceutical, agri-business, retail and transportation industries. Additional competitors provide software designed to facilitate electronic commerce and EDI communications. Several of the Company's most significant competitors provide network services and related software products and services. Other competitors provide PC-based computer programs and network services specifically targeted to facilitate electronic banking transactions. These competitors include banks and financial institutions that operate privately-owned computer networks that link directly to their commercial customers. The Company believes that many of its competitors have significantly greater financial and personnel resources than the Company.

     The Company believes that in the future it may face competition from companies providing electronic commerce solutions over the Internet. Through an investment in and agreements with HNS, the Company is implementing its strategy with regard to the Internet. The market for Internet software and services is emerging and highly competitive, ranging from small companies with limited resources such as HNS to large companies with substantially greater financial, technical and marketing resources than the Company or HNS. The Company believes that existing competitors are likely to expand the range of their electronic commerce services to include Internet access, and that new competitors, which may include telephone companies and media companies, are likely to increasingly offer services which utilize the Internet to provide business-to-business data transmission services. A group of computer companies including some competitors of the Company have formed Commerce Net, a business entity which has announced an intention to explore the use of the Internet for commercial applications. Additionally, several competitive network service providers allow their subscribers access to the Internet, and several major software and telecommunications companies, including Sprint, MCI, AT&T and Microsoft, either have or are expected to have Internet access services. Similarly, the major on-line service companies, such as America Online, Compuserve and Prodigy, also offer Internet services and are expected to enhance the services in the future to include certain aspects of electronic commerce. If the Internet becomes an accepted method of electronic commerce, the Company could lose network customers which would reduce recurring revenue from network services and have a material adverse effect on the Company.

     The Company's competitive strategy in electronic commerce is to offer a total solution comprised of software products operating on multiple computer platforms, a computer communications network to facilitate reliable and secure transmissions of business information and transactions, and value-added products and services. The Company differentiates itself through its established customers in target industries, computer programs and software tools operating in multiple computing environments, and extensive experience in providing consulting, implementation and training services to facilitate EDI and electronic commerce transactions. There can be no assurance that the Company will be successful in its effort or that it will not be materially adversely affected by competitive factors.


INTELLECTUAL PROPERTY RIGHTS

     In accordance with industry practice, the Company relies primarily on a combination of copyright, patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials principally under trade secret and copyright laws, which afford only limited protection. The Company presently has one patent for an electronic document interchange test facility and patent applications pending for an EDI communication system. The Company routinely enters into non-disclosure and confidentiality agreements with principal employees, vendors, contractors, consultants and customers. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that competitors will not independently develop similar technology. The Company believes that, due to the rapid pace of innovation within the electronic commerce, EDI and related software industries, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. The Company does not believe that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. From time to time, the Company has received notices which allege, directly or indirectly, that the Company's products or other intellectual property rights infringe the rights of others. The Company generally has been able to address these allegations without material cost to the Company. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in electronic commerce grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be able on terms acceptable to the Company or at all, which could have a material adverse effect on the Company.

     The Company recently entered into an agreement to cease use of its InTouch mark after May 31, 1996. The Company has adopted a new mark, TrustedLink, to use in lieu of the InTouch mark.


EMPLOYEES

     As of December 31, 1995, the Company had approximately 210 full-time employees, of whom approximately 45 are technical personnel engaged in maintaining or developing the Company's products or performing related services, approximately 70 are marketing and sales personnel, approximately 60 are customer support and operations personnel, and approximately 30 are involved in administration and finance.

EXECUTIVE OFFICERS

     The current executive officers of the Company and their ages as of March 31, 1996, are as follows:


      NAME        AGE                     POSITION
- - ----------------  ---  -----------------------------------------------
C. Tycho Howle    46   Chairman of the Board, Chief Executive Officer
                       and Director

David T. Leach    45   President, Chief Operating Officer and Director

James C. Davis    43   President, Harbinger Group Operations

James M. Travers  44   President, Harbinger Enterprise Solutions

George S. Hart    54   Senior Vice President, Licensee Relationships

David A. Meeker   53   Vice President, Sales

Joel G. Katz      32   Vice President, Finance and Secretary

     Mr. C. Tycho Howle has served as Chairman of the Board of Directors and Chief Executive Officer of the Company and its predecessors since 1983. From 1981 to 1983 Mr. Howle was a consultant with McKinsey & Company, Inc., a management consulting firm. From 1979 to 1981, Mr. Howle was a Product Line Manager with the Hewlett-Packard Company. From 1973 to 1977, he was a project manager with Booz, Allen & Hamilton's Applied Research Unit.

     Mr. David T. Leach has served as President and a director of the Company since February 1994. From June 1992 until February 1994, he was Group Executive Vice President, Sales and Operations of the Company. He served as Senior Vice President of Harbinger Computer Services, Inc. (''HCS'') from 1988 until 1990 and was

President of HCS from 1990 until its reorganization into Harbinger Corporation in 1992. Prior to joining HCS, Mr. Leach was a consultant with McKinsey & Company, Inc., a management consulting firm.

     Mr. James C. Davis has served as President of Harbinger Group Operations since January 1995. In this capacity Mr. Davis has responsibility for international operations and corporate mergers and acquisitions. He served as President of the Company from January 1989 until December 1993, when he resigned as an officer and director of the Company. He was Vice President and Senior Vice President of HCS from May 1984 until December 1988.

     Mr. James M. Travers has served as President of Harbinger Enterprise Solutions since January 1995. In this capacity, Mr. Travers manages the business operations acquired in the TI Acquisition. From 1978 through 1994, Mr. Travers served in various managerial positions with TI, including the position as Director of Business Development for TI's Worldwide Applications Software Business and General Manager of TI's EDI business unit from June 1992 through December of 1994.

     Mr. George S. Hart, age 54, has served as Senior Vice President, Licensee Relationships of Harbinger since April 1984. He served as Senior Vice President, Business Development and Sales of the Company from the Reorganization in May 1992 until April 1994. From April 1984 to May 1992, Mr. Hart served as Senior Vice President, Business Development and Sales of HCS.

     Mr. David A. Meeker has served as Vice President, Sales since January, 1995. From September 1992 through December 1994, Mr. Meeker served as Vice President, Sales for National Data Corp., a credit card processing company. From January 1992 through August 1992 Mr. Meeker served as Vice President, Sales and Marketing for Software Alternatives, a computer software and systems vendor. From January 1990 to January 1992, Mr. Meeker served as Manager, U.S. Channel Operations for IBM.

     Mr. Joel G. Katz has served as Vice President, Finance and Secretary of Harbinger since January 1995. He served as Senior Director of Finance of the Company from February 1994 to January 1995, and he was elected Secretary in February 1994. He joined Harbinger in 1990 as Controller and became Director of Finance in December 1991. From 1985 to 1990, he was a certified public accountant in the audit division of Arthur Andersen LLP.

GOVERNMENTAL REGULATIONS AND INDUSTRY STANDARDS

     The Company's network services are transmitted to its customers over dedicated and public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. Changes in the legislative and regulatory environment relating to online services, EDI or the Internet access industry, including regulatory or legislative changes which directly or indirectly affect telecommunication costs or increase the likelihood of competition from regional telephone companies or others, could have an adverse effect on the Company's business. Congress has enacted, and President Clinton signed, the Telecommunications Act of 1996 to amend the federal telecommunications laws to lift restrictions on regional telephone companies and others competing with the Company and to impose certain restrictions regarding obscene and indecent content communicated to minors over the Internet or through interactive computer services. The Telecommunications Act of 1996 imposes fines and other criminal liability on any entity that knowingly uses a telecommunications device or interactive computer service to send obscene or indecent material to minors or permits any telecommunications facility under such entity's control to be used for such a purpose. Litigation has been filed in federal court challenging the constitutionality of those
provisions of the Act.   A temporary restraining order has been issued by a
federal court enjoining the U.S. Attorney General from enforcing the Act's "indecency" prohibition. The Company cannot predict the impact, if any, that this Act and future court opinions, legislation, regulations or regulatory changes may have on its business. Management believes that the Company is in compliance with all material applicable regulations.

     The Company has not adopted a specific intention with respect to compliance with ISO 9000 standards for software development and maintenance services. The Company does not believe that failure to adopt ISO 9000 compliance has had, or in the future will have, a material adverse effect on its business. However, the Company will continue to assess whether or not ISO 9000 compliance will be in the best interest of the Company. In the event the Company chooses to comply with ISO 9000 standards, such compliance could have a material cost to the Company.


ITEM 2. PROPERTIES.

     The Company occupies approximately 48,000 square feet in an office building in Atlanta, Georgia under a lease expiring in 1998. The facility serves as the Company's headquarters and data center. The Company also has offices in Texas and California occupying approximately 12,000 square feet and 1,200 square feet, respectively. The Company also reimburses Harbinger NV for the cost of facilities located in Hoorne, The Netherlands representing approximately 4,300 square feet, which Harbinger NV assumed in connection with the SSA Alliance.


ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings. From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.



                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Harbinger's Common Stock is traded on the Nasdaq National Market under the symbol "HRBC". The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported by the Nasdaq Stock Market for the quarters indicated:


   FISCAL PERIOD      HIGH PRICE  LOW PRICE
- - --------------------  ----------  ---------
Commencing August
22, 1995 and ending
September 30, 1995      $17 1/2    $13
December 31, 1995       $29 1/2    $12 1/4

     The closing sale price of the Company's Common Stock as reported by the Nasdaq Stock Market on March 21, 1996 was $17-1/8.

     The number of shareholders of record of the Company's Common Stock as of March 21, 1996, was approximately 180.

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's bank line of credit prohibits payments of cash dividends without prior bank approval.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under the section entitled "Selected Financial Data" on page 1 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 13 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference and filed herewith as a part of Exhibit 13.1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The quarterly results of operations set forth on page 9 of the Company's 1995 Annual Report to Shareholders and the following financial statements, related notes thereto and report of independent auditors set forth on pages 14 through 27 of the Company's 1995 Annual Report to Shareholders, are incorporated herein by reference and filed herewith as a part of Exhibit 13.1.

     Balance Sheets as of December 31, 1995 and 1994.

     Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

     Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

     Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

     Notes to Financial Statement.

     Independent Auditors' Report.

     In addition to the foregoing, the following Financial Statements of Harbinger Net Services, LLC are provided in response to the requirements of
Item 309 of Regulation S-K and this Item 8:

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Harbinger NET Services, LLC:


We have audited the accompanying balance sheet of Harbinger NET Services, LLC as of December 31, 1995 and the related statements of operations, shareholders' equity, and cash flows for the period from inception (March 1995) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbinger NET Services, LLC as of December 31, 1995 and the results of its operations and its cash flows for the period from inception (March 1995) through December 31, 1995 in conformity with generally accepted accounting principles.


                                           KPMG PEAT MARWICK LLP

                                           /S/ KPMG Peat Marwick LLP

Atlanta, Georgia
February 9, 1996

                          HARBINGER NET SERVICES, LLC

                                 Balance Sheet

                               December 31, 1995


                                     Assets


      Cash and cash equivalents                                $10,645,000
      Other current assets                                          42,000
                                                               -----------
                Total current assets                            10,687,000

      Property and equipment, less accumulated
         depreciation and amortization                             219,000
                                                               -----------

                                                               $10,906,000
                                                               ===========


                      Liabilities and Shareholders' Equity



      Accounts payable                                         $    13,000
      Due to affiliates, net                                       180,000
      Accrued expenses                                             160,000
                                                               -----------
               Total current liabilities                           353,000

      Long-term debt                                             3,000,000
                                                               -----------
               Total liabilities                                 3,353,000
                                                               -----------

      Shareholders' equity:
        Common stock, no par value; 10,000,000 shares
          authorized, 6,718,286 shares issued and outstanding    8,703,000
        Accumulated deficit                                     (1,150,000)
                                                               -----------
               Total shareholders' equity                        7,553,000
                                                               -----------

      Commitments and contingencies                            $10,906,000
                                                               ===========


                See accompanying notes to financial statements.

                          HARBINGER NET SERVICES, LLC

                            Statement of Operations

          Period from inception (March 1995) through December 31, 1995


                 Operating costs:
                   Selling and marketing               $84,000
                   General and administrative          133,000
                   Depreciation and amortization        21,000
                   Product development               1,077,000
                                                  ------------
                          Total operating costs      1,315,000
                                                  ------------

                          Operating loss            (1,315,000)

                 Interest expense (income), net       (165,000)
                                                  ------------

                          Net loss                 $(1,150,000)
                                                   ===========


                See accompanying notes to financial statements.

                          HARBINGER NET SERVICES, LLC

                       Statement of Shareholders' Equity

         Period from inception (March 1995) through  December 31, 1995




                                          Common stock                                          Total
                                      ---------------------  Accumulated     Shareholder    shareholders'
                                       Shares      Amount      deficit     note receivable     equity
                                      ---------  ----------  ------------  ---------------  -------------

Initial capitalization (March 1995)   1,004,000  $  703,000             -                -     $  703,000
Sale of common stock                  5,714,286   8,000,000             -      $(6,000,000)      2,000,000
Proceeds from payment of shareholder
  note receivable                             -           -             -        6,000,000      6,000,000
Net loss                                      -           -   (1,150,000)                -     (1,150,000)
                                      ---------  ----------  ------------     ------------  -------------

Balance at December 31, 1995          6,718,286  $8,703,000  $(1,150,000)                -     $7,553,000
                                      =========  ==========  ============     ============  =============



                See accompanying notes to financial statements.

                          HARBINGER NET SERVICES, LLC

                            Statement of Cash Flows

         Period from inception (March 1995) through December 31, 1995



   Cash flows from operating activities:
      Net loss                                                    $(1,150,000)
      Adjustments to reconcile net loss to
        net cash used in operating activities:
          Depreciation and amortization                                21,000
          Increase in other current assets                            (49,000)
          Increase in:
            Accounts payable                                           13,000
            Due to affiliates, net                                    180,000
            Accrued expenses                                          160,000
                                                                  -----------
               Net cash used in operating activities                 (825,000)
                                                                  -----------

   Cash flows from investing activities - purchases of property
      and equipment                                                  (233,000)
                                                                  -----------

   Cash flows from financing activities:
      Proceeds from sale of common stock                            2,703,000
      Proceeds from issuance of long-term debt                      3,000,000
      Proceeds from payment of shareholder note receivable          6,000,000
                                                                  -----------
               Net cash provided by financing activities           11,703,000
                                                                  -----------

               Net increase in cash and cash equivalents           10,645,000

   Cash and cash equivalents at inception                               -
                                                                  -----------

   Cash and cash equivalents at end of the period                 $10,645,000
                                                                  ===========

   Supplemental disclosure of noncash financing activity -
      sale of common stock for shareholder note receivable        $ 6,000,000
                                                                  ===========



                See accompanying notes to financial statements.

                          HARBINGER NET SERVICES, LLC

                         Notes to Financial Statements

                               December 31, 1995


(1) Description of Business and Summary of Significant Accounting Policies

   (a)  Business and Presentation

       Harbinger NET Services, LLC (the "Company") was organized by Harbinger Corporation and certain other shareholders in December 1994 and began operations as a development stage enterprise in March 1995. The Company develops, markets, and supports software products to enable businesses to engage in electronic commerce using the Internet.

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   (b)  Cash and Cash Equivalents

       The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   (c)  Property and Equipment

       Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:


                   Furniture and fixtures           10 years
                   Computer software                 5 years
                   Computer and office equipment  5-10 years



   (d)  Product and Software Development Costs

       Product development costs consist principally of compensation and benefits paid to the Company's employees or Harbinger Corporation. All product development costs not qualifying for capitalization as software development costs are expensed as incurred.

       The Company's policy is to expense all software development costs associated with establishing technological feasibility. Because none of the Company's products have reached this stage of development, the Company has not capitalized any product development costs in the accompanying financial statements.


   (e)  Income Taxes

       The Company has elected to incorporate as a Limited Liability Company in accordance with the laws in the State of Georgia. As a result, the Company is taxed as a partnership and has not provided for Federal or state income taxes as the operations are passed through to, and the related income taxes become the individual responsibility of, the Company's shareholders.

   (f)  Fair Value of Financial Instruments

       The Company uses financial instruments in the normal course of its business. The carrying values of cash equivalents, other current assets, accounts payable, due to affiliates, net, and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. The Company believes the fair value of its long-term debt is not significantly different than its carrying value.

   (g)  Recent Accounting Pronouncement

       On October 23, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123")." SFAS No. 123 allows companies to retain the current approach set forth in APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), for recognizing stock-based expense in their financial statements; however, companies are encouraged to adopt the new accounting method proposed under SFAS No. 123 based on the estimated fair value of employee stock options. Companies that do not follow the new fair value based method will be required to provide expanded footnote disclosures. The provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. However, disclosure of the pro forma net income and earnings per share, as if the fair value method for accounting for stock-based compensation had been elected, is required for all awards granted in fiscal years beginning after December 15, 1994.

       The Company intends to continue accounting for stock-related compensation using APB Opinion No. 25 and will provide the expanded footnote disclosures required under SFAS No. 123 beginning with its 1996 financial statements.

(2)  Property and Equipment

     Property and equipment as of December 31, 1995 consist of the following:


            Furniture and fixtures                               $  4,000
            Computer software                                      36,000
            Computer and office equipment                         193,000
                                                                 --------
                                                                  233,000

            Less accumulated depreciation and amortization         14,000
                                                                 --------

                                                                 $219,000
                                                                 ========



(3)  Long-Term Debt

    In connection with a June 1995 financing, the Company issued a $3 million subordinated convertible debenture bearing interest at 6% with principal and accrued interest due in full in June 2000. This financing was completed simultaneously with a capital investment made by Harbinger Corporation of $8 million. The Company is party to an Operating Agreement (see note 4(b)) between Harbinger Corporation, the holder of the $3 million subordinated convertible debenture, and the Company's shareholders which provides, among other terms, a right of first refusal to Harbinger Corporation and the holder with respect to future securities sales by the Company and restricts the Company from certain activities including issuing additional debt in excess of $7.5 million. The terms of this agreement also provide for the automatic conversion of the subordinated convertible debenture into the number of shares of the Company's common stock equivalent to the outstanding principal and accrued interest on the subordinated convertible debenture divided by the conversion price, as defined, at the time that the debenture holder receives any and all regulatory approvals required to hold equity in the Company.

(4)  Shareholders' Equity

   (a)  Common Stock

       The Company's initial capitalization of $703,000 was provided by Harbinger Corporation and certain other shareholders in March 1995 through the issuance of 1,004,000 shares of the Company's common stock at $0.70 per share.

       In connection with a June 1995 financing, the Company issued 5,714,286 shares of its common stock to Harbinger Corporation at a price equivalent to $1.40 per share in exchange for $2 million in cash and a $6 million note receivable bearing interest at 7% due at the earlier of September 1996 or the completion of an initial public offering, as defined, by Harbinger Corporation. The note receivable was paid in full in August 1995.

   (b)  Operating Agreement

       The shareholders of the Company, including the holder of the subordinated convertible debenture, are parties to an Operating Agreement (the "Agreement") which grants certain designated shareholders, presently Harbinger Corporation and the holder of the subordinated convertible debenture, the right after December 1, 1996 to initiate a buy-sell procedure with respect to shares owned by such shareholders. The Agreement also provides for the Company to be controlled by a Board of Managers of seven individuals, two of which are designated by Harbinger Corporation, two are designated by the holder of the subordinated convertible debenture, two are jointly designated by these two parties, and the final member is selected by majority vote of shareholders other than these two parties. After December 31, 1996, the members of the Board of Managers are elected by a simple majority vote of all of the Company's shareholders.

   (c)  Stock Options

       In connection with the initial capitalization of the Company and in order to attract and retain certain key employees, the Company has granted noncompensatory options to acquire the Company's common stock. The following table summarizes option activity for the period from inception (March 1995) through December 31, 1995:


                                                  Number    Price range
                                                  -------  -------------

        Outstanding at inception                        -
        Granted                                   103,102  $0.70 - $1.40
        Exercised                                       -
                                                  -------

        Outstanding at December 31, 1995          103,102  $0.70 - $1.40
                                                  =======

        Options exercisable at December 31, 1995        -
                                                  =======


(5)  Due to Affiliates, Net

    The Company has entered into several agreements with Harbinger Corporation governing certain transactions between them, including the use of personnel, the use of technology owned by Harbinger Corporation, the rights of Harbinger Corporation to license and distribute the Company's products, and the payment of royalties by the Company and Harbinger Corporation.

    Amounts paid to Harbinger Corporation by the Company for services provided and for reimbursement of expenses incurred by Harbinger Corporation on behalf of the Company for the period from inception (March 1995) through December 31, 1995 included in the Company's accompanying financial statements are summarized as follows:



Operating costs:
  Selling and marketing                                           $ 36,000
                                                                  ========

  General and administrative                                      $ 94,000
                                                                  ========

  Product development                                             $449,000
                                                                  ========

Balance sheet:
  Reimbursement for property and equipment purchases              $158,000
                                                                  ========


At December 31, 1995, the Company had an amount due to affiliates, net, resulting from these and other affiliated transactions as follows:

Due to Harbinger Corporation                                      $ 97,000
Due to holder of the subordinated convertible
  debenture (accrued interest)                                      97,000
Due from Harbinger Corporation affiliate                           (14,000)
                                                                  --------
                                                                  $180,000
                                                                  ========




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.



     On December 26, 1995, the Company dismissed its independent public accountants, Arthur Andersen LLP. Prior to December 26, 1995, Arthur Andersen LLP was engaged as the principal accountant to audit the Company's financial statements. The reports by Arthur Andersen LLP on the Company's financial statements for the fiscal years ended December 31, 1994 and December 31, 1993 and subsequent interim periods, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The dismissal of the former accountants was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.

     During the Company's fiscal years ended December 31, 1994 and December 31, 1993, and during the subsequent interim fiscal periods following the Company's fiscal year ended December 31, 1994 through the date of dismissal, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in their reports. Also, there were no reportable events of the nature described in Rule 304(a)(1)(v) during the Company's fiscal years ended December 31, 1994 and December 31, 1993, or during the subsequent interim fiscal periods following the Company's fiscal year ended December 31, 1994 through the date of dismissal.

     On January 2, 1996, the Company announced the appointment of KPMG Peat Marwick LLP as independent accountants to audit the Company's financial statements for 1995.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on

April 8, 1996 under the captions "Election of Directors" and "Executive Officers." Certain information regarding executive officers of the Company is included in Part I of this report on Form 10-K under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 8, 1996 under the caption "Executive Compensation" and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 8, 1996 under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 8, 1996 under the caption "Certain Transactions" and is incorporated by reference herein.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     1.  Financial Statements

     The financial statements of Harbinger Corporation and reports of independent auditors as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.


     2.  Financial Statement Schedules

     (i) The following Financial Statement Schedule of Harbinger Corporation for the Years Ended December 31, 1993, 1994 and 1995 is filed as a part of this Report on Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of Harbinger Corporation.

                             HARBINGER CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



                                                         ADDITIONS
                                                   ----------------------
                                                              CHARGED TO
                                     BALANCE AT   CHARGED TO     OTHER                   BALANCE AT
                                    BEGINNING OF  COSTS AND   ACCOUNTS--   DEDUCTIONS--    END OF
           DESCRIPTION                 PERIOD      EXPENSES   DESCRIBE(B)  DESCRIBE(A)     PERIOD
- - ----------------------------------  ------------  ---------   -----------  ------------   ---------
December 31, 1993
  Allowance for returns and doubtful
    accounts..........................  $110,000      69,000    1,010,000     (907,000)     $282,000
December 31, 1994
  Allowance for returns and doubtful
    accounts..........................  $282,000      86,000      964,000   (1,062,000)     $270,000
December 31, 1995
  Allowance for returns and doubtful
    accounts..........................  $270,000      99,000    1,309,000   (1,141,000)     $537,000


- - ---------------
(A)  Deductions represent write offs and sales returns.
(B)  Charges to revenue for sales returns and allowances.


                         REPORT OF INDEPENDENT AUDITORS

         The Board of Directors
         Harbinger Corporation:


         Under date of February 9, 1996, we reported on the balance sheet of Harbinger Corporation as of December 31, 1995 and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1995, as contained in the Harbinger Corporation 1995 Annual Report to Shareholders. These financial statements and our report thereon are included in the Harbinger Corporation Annual Report on Form 10-K for the year 1995. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule listed in Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

         In our opinion, such financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          KPMG PEAT MARWICK LLP

                                          /s/ KPMG Peat Marwick LLP

         Atlanta, Georgia
         February 9, 1996

     Schedules not listed above have been omitted because they are not applicable or the information required to be set forth herein is included in the Financial Statements or notes thereto.

     (ii) The following Report of Independent Public Accountants with respect to the Company's Balance Sheet as of December 31, 1994 and its related Statements of Operations, changes in Shareholders' equity and cash flows for the two years in the period ended December 31, 1994 is filed as a part of this Report on Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of Harbinger Corporation.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


       To the Shareholders of
       Harbinger Corporation:

            We have audited the balance sheet of HARBINGER CORPORATION, a Georgia corporation (formerly known as Harbinger EDI Services, Inc.), as of December 31, 1994 and the related statements of operations, changes in shareholders' equity, and cash flows for the two years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbinger Corporation as of December 31, 1994 and the results of its operations and its cash flows for the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

            Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 herein is the responsibility of the Company's management and is presented for purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN LLP

                                             /s/ Arthur Andersen LLP
       Atlanta, Georgia
       March 14, 1995

(b) REPORTS ON FORM 8-K. The Company filed the following report on Form 8-K during the quarter ended December 31, 1995.

     (i) Report on Form 8-K with respect to the dismissal of Arthur Andersen LLP filed December 28, 1995,


(c) EXHIBITS. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:



EXHIBIT
- - -------
NUMBER                                       DESCRIPTION
- - -------  -----------------------------------------------------------------------------------
   3.1*  Amended and Restated Articles of Incorporation of the Registrant.
   3.2*  Amended and Restated Bylaws of the Registrant.
  10.1*  Amended and Restated Operating Agreement of Harbinger NET Services, LLC dated
         June 20, 1995 (''HNS'')
  10.2*  Note and Security Agreement made by Registrant to HNS for $6,000,000, dated June
         20, 1995
  10.3*  HNS Subordinated Convertible Debenture for $3,000,000 due June 20, 2000
  10.4*  Amended and Restated Software License Agreement between Registrant and HNS made as of June 20, 1995 and effective as of May 31, 1995
  10.5*  Amended and Restated System Operation Agreement between Registrant and HNS made as of June 20, 1995 and effective as of May 31, 1995
  10.6*  Amended and Restated Development Agreement between Registrant and HNS made as of June 20, 1995 and effective as of May 31, 1995
  10.7*  Subscription Documents of Registrant for the acquisition of 1,428,571 shares of HNS dated June 20, 1995
  10.8*  Subscription Documents of Registrant for 4,285,714 shares of HNS dated June 20,
         1995
  10.9*  Agreement by and among Registrant, HNS, and BellSouth Corporation dated June 20,
         1995
 10.10*  Management Agreement between Registrant and HNS dated as of May 31, 1995
 10.11*  Westinghouse Communications Order Form between Registrant and Westinghouse
         Communications dated May 12, 1995
 10.12*  Promissory Note for $3,000,000 payable by Registrant to NationsBank of Georgia,
         N.A. (''NationsBank'') dated May 2, 1995





 10.13*  Loan Agreement between Registrant and NationsBank dated as of August 15, 1994 with First Amendment dated as of May 2, 1995
 10.14*  Employment Agreement between Registrant and Mr. James M. Travers effective as of
         February 1, 1995 with letter from Registrant to Mr. Travers dated December 27,
         1994
 10.15*  Employment Agreement between Registrant and Mr. James C. Davis effective as of
         January 18, 1995
 10.16*  Assignment of Invention and Patents Thereon (Patent No. 5,367,664) by Texas
         Instruments, Incorporated (''TI'') to Registrant dated January 12, 1995 as recorded with United States Patent and Trademark Office on March 13, 1995
 10.17*  U.S. Patent No. 5,367,664 issued November 22, 1994
 10.18*  Assignment of Invention and Patents Thereon (Application No. 07/502,955) by TI to
         Registrant dated January 12, 1995 as recorded with United States Patent and
         Trademark Office on March 13, 1995
 10.19*  Asset Purchase Agreement between Registrant and TI dated as of December 31,
         1994**
10.20*+  Business Financial Management System License Agreement between Registrant and
         Private Business, Inc. dated December 28, 1994
 10.21*  Employment Agreement between Registrant and Mr. David A. Meeker effective as of
         December 21, 1994
 10.22*  Exclusive Licensing Agreement between Registrant and Tools & Techniques, Inc.
         (''T&T'') dated as of October 31, 1994
 10.23*  Right-To-Purchase Agreement between Registrant and the Principal Shareholders of
         T&T dated as of October 31, 1994
 10.24*  401(k) Profit Sharing Plan amended and restated effective as of September 1, 1994;
         original effective date October 1, 1991
 10.25*  Employment Agreement between Registrant and Mr. C. Tycho Howle effective as of
         March 7, 1994
 10.26*  Employment Agreement between Registrant and Mr. Joel G. Katz effective as of
         March 7, 1994
 10.27*  Employment Agreement between Registrant and Mr. David T. Leach effective as of
         March 7, 1994
 10.28*  Employment Agreement between Registrant and Mr. George S. Hart effective as of
         March 7, 1994
10.29*+  License and Service Agreement between Registrant and Bank of America National
         Trust and Savings Association dated as of February 18, 1994

                                     - 33 -


 10.30*  Harbinger NV. (''HNV'') Shareholders Agreement between the Registrant, AXA
         Equity & Law Life Assurance Society, Ltd. (''Equity & Law'') and Vulcan Ventures,
         Inc. (''Vulcan'') dated November 5, 1993 with Addendum made as of May 11,
         1994
 10.31*  Management Agreement between Registrant and Harbinger NV dated as of November 5,
         1993
 10.32*  Agreement between Registrant and EDI Solutions, Inc. effective as of September 1,
         1993
 10.33*  Amended and Restated 1993 Stock Option Plan for Nonemployee Directors effective as of August 11, 1993
 10.34*  Co-Marketing Agreement between Registrant and Sprint Communications Company
         Limited Partnership of Delaware made as of August 9, 1993
 10.35*  Series C Preferred Stock Agreement between Registrant and Equity & Law dated
         March 4, 1993
 10.36*  Series C Preferred Stock Agreement between Registrant and Vulcan dated March 4,
         1993
 10.37*  Form of Series B Preferred Stock Agreement by and among Registrant and holders of the Series B Preferred Stock of Registrant made as of November 30, 1992
 10.38*  Lease between Registrant and Lenox Park Development No. 1 L.P. for office located at 1055 Lenox Park Boulevard, Atlanta, Georgia dated July 16, 1992 with First
         Amendment dated July 22, 1993 and Second Amendment dated December 27,
         1993
 10.39*  Amended and Restated 1989 Stock Option Plan effective as of April 15, 1992
 10.40*+ Harbinger Business Financial Management System License Agreement between
         Registrant as assignee of Harbinger Computer Services, Inc. and Barnett Banks, Inc.
         dated November 18, 1991 with amendment dated May 21, 1992
 10.41*  Software License and Distribution Agreement between Registrant and Sprint
         International Communications Corporation (''Sprint'') effective July 27, 1990 with
         First Amendment effective as of May 24, 1993
 10.42*  Reseller Agreement (now known as Service Management Agreement) between
         Registrant and Sprint effective July 27, 1990 with First Amendment effective as of
         May 1, 1991, Second Amendment effective as of May 1, 1992, and Third
         Amendment dated July 1, 1994
 10.43*  Form of Indemnification Agreement between Registrant and Directors
 10.44   Letter Agreement between Registrant and Harbinger NET Services, L.L.C.
 10.45   Subscription Agreement between Registrant and Harbinger NV effective December 29,
         1995


  10.46  Subscription Agreement and Investor Suitability Representations (Regulation S)
         between Registrant and Henk P.M. Kivits effective as of August 22, 1995
  10.47  Harbinger NV Amended and Restated Shareholders Agreement between Registrant, AXA
         Equity & Law Life Assurance Society, Ltd. and Vulcan Ventures dated December 29,
         1995
  10.48  Harbinger Corporation 1996 Stock Option Plan
  10.49  Amended and Restated Harbinger Corporation Employee Stock Purchase Plan
  10.50  Amendment to Harbinger Corporation Amended and Restated 1989 Stock Option Plan
  10.51  First Amendment to Alliance Agreement between System Software Associates, Inc. and
         Harbinger Corporation
  10.52  Supplemental Agreement by and among Harbinger Corporation, Vulcan
         Ventures, Inc. and AXA Equity & Law Life Assurance Society, Ltd. effective
         December 29, 1995.
  11.1   Computation of Earnings Per Share
  13.1   The following financial information included within the Company's Annual Report to
         Shareholders for the fiscal year ended December 31, 1995:
         (i) Selected Financial Data;
         (ii) Quarterly Results of Operations;
         (iii) Management's Discussion and Analysis of Financial Condition and Results of
         Operations; and
         (iv) Financial Statements, Notes to Financial Statements, and Independent
         Auditor's Report.
   23.1  Consent of Arthur Andersen LLP
   23.2  Consent of KPMG Peat Marwick LLP
   27    Financial Data Schedule (for SEC use only)

* Incorporated by reference to Exhibits filed in response to Item 16(a), "Exhibits" of the Company's Registration Statement on Form S-1 (File No. 33-93804) declared effective on August 22, 1995.
     + The Company has received confidential treatment with respect to portions of these Exhibits.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HARBINGER CORPORATION

                                                /s/ C. Tycho Howle
                                             --------------------------------
                                             C. Tycho Howle
                                             Chairman of the Board and
                                             Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



    /s/ C. Tycho Howle
- - -------------------------------------      Chief Executive Officer,                         March 29, 1996
C. Tycho Howle                             Director (Principal Executive
                                           Officer)

    /s/ David T. Leach
- - -------------------------------------      President, Chief Operating Officer               March 29, 1996
David T. Leach                             and Director


    /s/ Joel G. Katz
- - -------------------------------------      Vice-President-Finance and Secretary             March 29, 1996
Joel G. Katz                               (Principal Financial Officer and Principal
                                           Accounting Officer)


    /s/ Donald L. House
- - -------------------------------------      Director                                         March 29, 1996
Donald L. House


    /s/ William D. Savoy
- - -------------------------------------      Director                                         March 29, 1996
William D. Savoy


    /s/ William B. King
- - -------------------------------------      Director                                         March 29, 1996
William B. King


    /s/ Stuart L. Bell
- - -------------------------------------      Director                                         March 29, 1996
Stuart L. Bell


    /s/ Roger E. Covey
- - -------------------------------------      Director                                         March 29, 1996
Roger E. Covey



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    EXHIBITS

                                       TO

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934






                             HARBINGER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN THE CHARTER)