Form 10-Q
period 1996-03-31
HARBINGER CORP
filed 1996-05-14
CIK 947116

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[MARK ONE]

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

 [ }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-26298

                             HARBINGER CORPORATION
             (Exact name of registrant as specified in Its charter)



           GEORGIA                                  58-1817306
(State or other Jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

    1055 LENOX PARK BOULEVARD
           ATLANTA, GEORGIA                             30319
(Address of principal executive offices)             (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 841-4334

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

The number of shares of the issuer's class of capital stock as of April 30, 1996, the latest practicable date, is as follows: 10,728,651 shares of Common Stock, $.0001 par value.


===============================================================================



                                   FORM 10-Q
                                  PAGE 1 OF 15

                            HARBINGER CORPORATION
                                  FORM 10-Q
                         QUARTER ENDED MARCH 31, 1996


                               TABLE OF CONTENTS



                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Balance Sheets - (unaudited) March 31, 1996
               and December  31, 1995.                                      3

          Statements of Operations (unaudited) -
               Three months ended March 31, 1996 and 1995                   4

          Statements of Cash Flows (unaudited) -
               Three months ended March 31, 1996 and 1995                   5

          Notes to Condensed Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               12

Item 6.  Exhibits and Reports on Form 8-K                                  13


PART III.  SIGNATURES                                                      14



                                   FORM 10-Q
                                  PAGE 2 OF 15

Item 1.  Financial Statements

                             HARBINGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                              March 31,    December 31,
                                                                             -----------   ------------
                                                                                1996          1995
                                                                             -----------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                $13,706,000   $11,918,000
    Accounts receivable, less allowances for returns and
       doubtful accounts of $586,000 at March 31, 1996 and
       $537,000 at December 31, 1995                                           7,146,000     5,624,000
    Royalty receivable                                                         1,224,000     1,382,000
    Deferred income taxes                                                        999,000       999,000
    Due from joint ventures                                                      395,000       566,000
    Other current assets                                                         514,000       283,000
                                                                             -----------   -----------
          Total current assets                                                23,984,000    20,772,000
                                                                             -----------   -----------
Property and equipment, less accumulated depreciation and amortization         4,687,000     3,772,000
Investments in joint ventures                                                  6,301,000     7,480,000
Intangible assets, less accumulated amortization                              10,461,000     6,298,000
Deferred income taxes                                                          1,899,000     1,938,000
                                                                             -----------   -----------
                                                                             $47,332,000   $40,260,000
LIABILITIES AND SHAREHOLDERS' EQUITY                                         ===========   ===========
    Current liabilities:
    Accounts payable                                                         $ 2,643,000   $ 1,335,000
    Accrued expenses                                                           5,443,000     2,759,000
    Deferred revenues                                                          2,520,000     2,358,000
    Payable due to acquisitions                                                4,605,000          -
    Line of Credit                                                               346,000          -
    Note payable                                                                 557,000          -
                                                                             -----------   -----------
          Total current liabilities                                           16,114,000     6,452,000
                                                                             -----------   -----------
Long term debt                                                                 1,187,000          -

Redeemable preferred stock:
    Zero Coupon, $1.00 redemption value; 4,000,000 shares issued
       and outstanding at March 31, 1996 and December 31, 1995                      -             -
                                                                             -----------   -----------
          Total redeemable preferred stock                                          -             -
                                                                             -----------   -----------
Puttable common stock $0.0001 par value; 550,000 shares
    issued and outstanding                                                     4,675,000     4,675,000

Shareholders' equity:
    Preferred stock, including redeemable preferred stock;
       20,000,000 shares authorized --
           Series C, $10.00 par value; 250,000 shares issued and
              outstanding at December 31, 1995                                      -        2,485,000
    Common stock, $0.0001 par value; 100,000,000 shares
      authorized, 10,178,651 at March 31, 1996 and
      9,690,684 shares issued and outstanding at December 31,1995.                 1,000         1,000
Additional paid-in capital                                                    39,213,000    32,201,000
Accumulated deficit                                                          (13,858,000)   (5,554,000)
                                                                             -----------   -----------
          Total shareholders' equity                                          25,356,000    29,133,000
                                                                             -----------   -----------
                                                                             $47,332,000   $40,260,000
                                                                             ===========   ===========

          See accompanying notes to consolidated financial statements


                                   FORM 10-Q
                                  PAGE 3 OF 15

                             HARBINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                                 Three Months Ended
                                                              --------------------------
                                                                       March 31,
                                                              --------------------------
                                                                1996            1995
                                                              -----------     ----------

Revenues:
    Services                                                  $ 5,078,000     $3,418,000
    Software                                                    2,084,000      1,124,000
                                                              -----------     ----------
          Total revenues                                        7,162,000      4,542,000
                                                              -----------     ----------
Direct costs:
     Services                                                   1,296,000        909,000
     Software                                                     485,000        215,000
                                                              -----------     ----------
          Total direct costs                                    1,781,000      1,124,000
                                                              -----------     ----------

Gross margin                                                    5,381,000      3,418,000
                                                              -----------     ----------
Operating costs:
     Selling and marketing                                      1,488,000        963,000
     General and administrative                                 1,517,000      1,031,000
     Depreciation and amortization                                254,000        150,000
     Product development                                          919,000        802,000
     Charge for purchased in-process product development        8,350,000              -
                                                              -----------     ----------
          Total operating costs                                12,528,000      2,946,000
                                                              -----------     ----------

          Operating income (loss)                              (7,147,000)       472,000
Interest income, net                                             (102,000)       (16,000)
Equity in losses of joint ventures                              1,179,000        141,000
                                                              -----------     ----------

Income (loss) before income tax expense                        (8,224,000)       347,000
Income tax expense                                                 49,000        132,000
                                                              -----------     ----------

Net income (loss)                                              (8,273,000)       215,000
Preferred stock dividends                                         (28,000)       (49,000)
                                                              -----------     ----------

Net income (loss) applicable to common shareholders           $(8,301,000)    $  166,000
                                                              ===========     ==========

Net income (loss) per share of common stock                   $     (0.80)    $     0.02
                                                              ===========     ==========
Weighted average common and
     common equivalent shares outstanding                      10,335,000      7,926,000
                                                              ===========     ==========

          See accompanying notes to consolidated financial statements


                                   FORM 10-Q
                                  PAGE 4 OF 15

                             HARBINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               Three Months Ended
                                                                            --------------------------
                                                                                   March 31,
                                                                            --------------------------
                                                                              1996            1995
                                                                            -----------    -----------

Cash flows from operating activities:                                       $ 2,345,000    $   550,000
Cash flows from investing activities:
     Purchases of property and equipment                                       (666,000)      (266,000)
     Additions to software development costs                                   (827,000)       (18,000)
     Investment in joint ventures                                                    -        (361,000)
                                                                            -----------    -----------
        Net cash used in investing activities                                (1,493,000)      (645,000)
Cash flows from financing activities                                        -----------    -----------
     Dividends paid on preferred stock                                          (29,000)       (49,000)
     Exercise of stock options and warrants                                     346,000          9,000
     Repayment of note payable                                                       -      (3,325,000)
                                                                            -----------    -----------
        Net cash provided by (used in) financing activities                     317,000     (3,365,000)
                                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents                          1,169,000     (3,460,000)
Cash and cash equivalents at beginning of year                               11,918,000      4,642,000
Cash received from acquisitions                                                 619,000             -
                                                                            -----------    -----------
Cash and cash equivalents at end of year                                     13,706,000      1,182,000
                                                                            ===========    ===========


Supplemental disclosure of cash paid for interest                           $     3,000    $        -
Supplemental disclosure of noncash investing activities:                    ===========    ===========

     Acquisition of technology and distribution agreement in exchange
        for common stock                                                    $        -     $ 4,675,000
                                                                            ===========    ===========

     Conversion of Series C preferred stock to common stock                 $ 2,488,000    $        -
                                                                            ===========    ===========

     Acquisition of businesses in exchange for common stock, notes and
        assumption of liabilities                                           $10,578,000    $        -
                                                                            ===========    ===========

                 See accompanying notes to financial statements


                                   FORM 10-Q
                                  PAGE 5 OF 15

                             HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Operating results for the quarter ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Harbinger Corporation's 10-K for the year ended December 31, 1995.


2.   ACQUISITIONS

     Effective March 31, 1996, the Company acquired all of the common stock of NTEX Holding, B.V. ("NTEX"), a Dutch corporation based in Rotterdam, The Netherlands for $3,196,000 in cash, the issuance of 71,852 shares of the Company's common stock and warrants to purchase up to 12,500 shares of the Company's stock at $17.25 per share. The Company recorded the acquisition, which was completed on April 4, 1996, using the purchase method of accounting with $4,449,000 of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1996 and $2,324,000 allocated to goodwill and other intangibles.

     Effective March 31, 1996, the Company acquired all of the common stock of INOVIS GmbH & Co. ("INOVIS"), a German corporation based in Karlsruhe for $1,409,000 in cash, the issuance of 140,184 shares of the Company's common stock and warrants to purchase up to 20,000 shares of the Company's stock at $15.25 per share. The Company recorded the acquisition, which was completed on April 19, 1996, using the purchase method of accounting with $3,300,000 of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1996 and $1,341,000 allocated to goodwill and other intangibles.

     Effective March 31, 1996, the Company acquired the remaining outstanding common stock of Harbinger N.V., a Dutch corporation based in Hoofddorp, the Netherlands for the issuance of 38,710 shares of the Company's common stock through a B type reorganiation. The Company recorded the acquisition, which was completed on April 20, 1996, using the purchase method of accounting with $300,000 of the purchase


                                   FORM 10-Q
                                  PAGE 6 OF 15
price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1996 and $220,000 allocated to goodwill and other intangibles.

     The balance sheets of the above companies have been included in the Company's consolidated balance sheet as of March 31, 1996.

     The pro-forma amounts presented below represent the results of operations for the three months ended March 31, 1996 and 1995 adjusted to give effect to the acquisitions described above as if each of the acquisitions had been completed as of January 1, 1996 and 1995 respectively.


                                               Three Months Ended
                                             ----------------------
                                                    March 31,
                                             ----------------------
                                              1996            1995
                                             ------          ------
Revenues                                    $ 8,483,000      $6,056,000
Net income applicable to common
   shareholders                              (8,931,000)       (202,000)
Net income per share of common
   stock                                    $     (0.84)     $    (0.03)
Weighted average outstanding
   common shares and common
   share equivalents                         10,586,000       7,681,000

     The unaudited proformas consolidated results of operations included above do not necessarily represent results which would have occurred if the acquisitions had taken place on the dates indicated nor are they necessarily indicative of the results of future operations.

3. SIGNIFICANT SUBSIDIARY

     In December 1994, the Company founded Harbinger NET Services, LLC ("HNS") to develop products and services to facilitate electronic commerce using the Internet. This investment is being accounted for using the equity method.

     Presented below is summarized income statement information relating to
HNS:


                                    Three Months Ended
                                 ------------------------
                                       March 31,
                                 ------------------------
                                    1996         1995
                                 -----------  -----------
                                 (in $000's)  (in $000's)


Revenues                             -0-         -0-

Net Loss                            1,196         98

Harbinger's Share
  of Net Loss                       1,110         51



                                   FORM 10-Q
                                  PAGE 7 OF 15

4. SHAREHOLDERS' EQUITY

     On March 1, 1996 the Company exchanged 140,692 shares of common stock for all outstanding shares of the Company's Series C preferred stock.

     In April 1996 the Company issued 250,745 shares of the Company's common stock as partial consideration related to the Company's (i) acquisition of NTEX, (ii) the acquisition of Inovis, and (iii) the acquisition and plan of reorganization of HNV. (See Note 2.)






















                                   FORM 10-Q
                                  PAGE 8 OF 15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere herein and the Company's Form 10-K for the year ending December 31, 1995.

RESULTS OF OPERATIONS

     REVENUES

     Total revenues increased 58% from $4.5 million in the three months ended March 31, 1995 to $7.2 million in the same period in 1996. Revenues for services increased 49% from $3.4 million in the three months ended March 31, 1995 to $5.1 million in the same period in 1996, reflecting an increase in the number of subscribers utilizing the Company's Value Added Network ("VAN"), as well as increases in the average volume of transmissions by subscribers. Revenues from software maintenance and implementation also increased, reflecting primarily an increase in the number of customers. Revenue from software sales increased 85% from $1.1 million in the three months ended March 31, 1995 to $2.1 million in the same period in 1996. This increase primarily reflects the effect of $1.1 million in royalties for software products licensed through the System Software Associates, Inc. ("SSA") agreement.

     DIRECT COSTS

     Direct costs for services increased from $909,000, or 27% of services revenues, in the three months ended March 31, 1995, to $1.3 million, or 26% of services revenues, in the three months ended March 31, 1996. The decrease in direct costs for services, as a percentage of services revenues, reflects higher margins achieved from increased services revenues. Direct costs for software increased from $215,000, or 19% of software revenues, in the three months ended March 31, 1995, to $485,000, or 23% of software revenues, in the three months ended March 31, 1996. The increase in direct costs for software, as a percentage of software revenues, is primarily due to increased software amortization, resulting from the SSA agreement.

SELLING AND MARKETING

     Selling and marketing expenses increased 55% from $963,000 in the three months ended March 31, 1995 to $1.5 million in the three months ended March 31, 1996 As a percentage of revenues, selling and marketing expenses remained at 21% for both periods presented.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased 47% from $1.0 million in the three months ended March 31, 1995 to $1.5 million in the three months ended March 31, 1996. As a percentage of revenues, these expenses decreased from 23% of revenues in the three months ended March 31, 1995 to 21% of revenues in the three months ended March 31,

                                   FORM 10-Q
                                  PAGE 9 OF 15

1996. The decrease as a percentage of revenues reflects efficiencies associated with expanding the Company's operations and the effect of increases in software and services revenue.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased from 3.3% of revenues in the three months ended March 31, 1995 to 3.5% of revenues in the three months ended March 31, 1996, as a result of increased revenues.

     PRODUCT DEVELOPMENT

     Total expenditures for product development, including capitalized software development costs, increased from $820,000 in the three months ended March 31, 1995 to $1.7 million in the same period in 1996. The Company capitalized product development costs of $18,000 and $827,000, respectively, in the three months ended March 31, 1995 and the three months ended March 31, 1996, which represented 2% and 49% of total expenditures for product development in these respective periods. As a percentage of total revenues, product development costs decreased from 18% of revenues in the three months ended March 31, 1995 to 13% of revenues in the three months ended March 31, 1996. This increase in capitalized development costs between first quarter 1995 and 1996 and the related decrease in software development costs as a percentage of revenue reflects a higher level of capitalized product development expense due to development activities on products which had reached technological feasibility. Amortization of capitalized product development cost is charged to direct cost of software revenues and totaled $122,000 and $378,000, respectively, in the three months March 31, 1995 and the three months ended March 31, 1996.

CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT

     The company incurred a $8,350,000 charge for acquired research and development costs during the first quarter ended March 31, 1996. In connection with the acquisitions described above, the Company acquired in-process software development for several software products. Since the Company determined that certain of the acquired technologies had not reached technological feasibility, the Company expensed the position of the purchase price allocable to such in-process product development. (See Note 2.)

     EQUITY IN LOSSES OF JOINT VENTURES

     The Company recognized equity in losses of Harbinger NV of $90,000 in the three months ended March 31, 1995, as compared to a corresponding loss of $69,000 from its investment in Harbinger NV in the three months ended March 31, 1996. The equity in losses of HNS for the three months ended March 31, 1995 totaled $51,000 as compared to a corresponding loss of $1.1 million in the three months ended March 31, 1996. This increase primarily reflects increased activities by HNS related to additional head count to support product development and product marketing.


                                   FORM 10-Q
                                 PAGE 10 OF 15

INTEREST INCOME

     The Company recorded interest income, net of $102,000 for the three months ended March 31, 1996 as compared to $16,000 for the three months ended March 31, 1995. This increase is primarily due to the interest earned on the funds received from the Company's initial public offering in August 1995.

INCOME TAXES

     The Company recorded an income tax expense of $49,000 for the three months ended March 31, 1996 as compared to income tax expense of $132,000 for the three months ended March 31, 1995. The Company has not reflected an income tax benefit on the $8,350,000 charge for purchased in process product development related to the acquisitions described above due to the uncertainties associated with the realization of tax benefits from those transactions.

NET INCOME (LOSS) AND EARNINGS PER SHARE

     The Company realized a net loss of $8,301,000 for the three months ended March 31, 1996 as compared to net income of $166,000 for the three months ended March 31, 1995. The net loss in the period ended March 31, 1996 reflects the effect of the charge for purchased in-process product development of $8,350,000 in connection with the acquisitions described above. Without this charge the Company's net income for the three months ended March 31, 1996 would have been $49,000. The Company realized a loss per share of $0.80 for the three months ended March 31, 1996 as compared to earnings per share of $0.02 for the three months ended March 31, 1995. The charge for purchased in process product development described above had approximately an $0.81 loss impact on the Company's earnings for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased $6.4 million from $14.3 million as of December 31, 1995 to $7.9 million as of March 31, 1996. This decrease principally reflects the liabilities assumed and the consideration given related to the acquisitions described above. (See Note 2.) In the three months ended March 31, 1996 the Company generated cash from operating activities of $2,345,000 as compared to $550,000 for the three months ended March 31, 1995. The Company used net cash in investing activities of $1,493,000 for the three months ended March 31, 1996 as compared to $645,000 for the three months ended March 31, 1995. Cash used in investing activities for March 31, 1996 included principally purchases of property and equipment and additions to software development. The Company generated net cash from financing activities of $317,000 in the three months ended March 31, 1996 as compared to net cash used in financing activities of $3,365,000 for the three months ended March 31, 1995, related primarily to repayment of a note payable in 1995.


                                   FORM 10-Q
                                 PAGE 11 OF 15

PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 a) The Annual Meeting of stockholders of Harbinger Corporation was held on May 8, 1996. There were present at said meeting in person or by proxy, stockholders of the Corporation who were the holders of 8,903,563 shares or 84.9% of the Common Stock entitled to vote thereat.

b) The following directors were elected to hold office until the designated annual meeting of stockholders or until their successors are elected and qualified, with the vote for each director being reflected below:

                              VOTES FOR                VOTES WITHHELD
                              ---------                --------------

 Elected to hold office until the 1999 annual meeting:

     C. Tycho Howle           8,891,930                    11,633
     William D. Savoy         8,891,930                    11,633

 Elected to hold office until the 1998 meeting:

     David T. Leach           8,891,930                    11,633
     Roger E. Covey           8,891,930                    11,633


 Elected to hold office until the 1997 meeting:

     Stuart L. Bell           8,891,930                    11,633
     William B. King          8,891,930                    11,633
     Henk P.M. Kivits         8,891,930                    11,633


     The affirmative vote of the holders of a plurality of the outstanding shares of Common Stock represented at the Annual Meeting was required to elect each director.

c) The proposal to approve the Harbinger Corporation 1996 Stock Option Plan was approved with 7,449,700 affirmative votes, 467,008 negative votes cast, 15,873 abstentions and 970,982 broker non votes. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to approve the amendment.



                                   FORM 10-Q
                                 PAGE 12 OF 15

d) The proposal to approve the Amended and Restated Harbinger Corporation Employee Stock Purchase Plan was approved with 7,926,618 affirmative votes, 16,565 negative votes cast, 16,678 abstentions and 943,702 broker non votes. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to approve the amendment.

e) The proposal to modify the Company's Amended and Restated 1993 Stock Option Plan for Nonemployee Directors was approved with 8,864,765 affirmative votes, 20,955 negative votes cast, 17,843 abstentions. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to approve the amendment.

f) The appointment of KPMG Peat Marwick LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 1996, was ratified with the votes as follows: 8,895,158 affirmative votes, 1,909 negative votes cast and 6,496 abstentions. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to ratify the appointment of KPMG Peat Marwick LLP.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 11.  Computation of earnings per share

          Exhibit 27.  Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K

          For the period covered by this report through the date hereof, the Company filed Reports on Form 8-K as follows:

          1. Form 8-K Report dated April 18, 1996 reporting under Item 2 the acquisition of NTEX Holding B.V.

          2. Form 8-K Report dated May 2, 1996 reporting under Item 2 the acquisition of INOVIS GmbH & Co.

          3. Form 8-K Report dated May 3, 1996 reporting under Item 2 the acquisition and reorganization of Harbinger N.V.



                                   FORM 10-Q
                                 PAGE 13 OF 15

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HARBINGER CORPORATION





Date: 5/14/96                                 /s/ C. Tycho Howle
      -------                           -------------------------------------
                                        C. Tycho Howle
                                        Chairman & CEO
                                        (Principal Executive Officer)




Date:  5/14/96                               /s/ Joel G. Katz
       -------                          ------------------------------------
                                        Joel G. Katz
                                        Vice President, Finance
                                        (Principal Financial Officer;
                                        Principal Accounting Officer)














                                   FORM 10-Q
                                 PAGE 14 OF 15