Form 10-Q
period 1996-06-30
HARBINGER CORP
filed 1996-08-14
CIK 947116

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[MARK ONE]
   [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO
                                        ------------    ------------

                       COMMISSION FILE NUMBER 0-26298

                            HARBINGER CORPORATION
           (Exact name of registrant as specified in Its charter)


                GEORGIA                                       58-1817306
     (State or other Jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)

       1055 LENOX PARK BOULEVARD
            ATLANTA, GEORGIA                                    30319
(Address of principal executive offices)                      (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 841-4334

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the issuer's class of capital stock outstanding as of July 31, 1996, the latest practicable date, is as follows: 10,772,125 shares of Common Stock, $.0001 par value.



================================================================================


                                   FORM 10-Q
                                  PAGE 1 OF 17

                             HARBINGER CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1996


                               TABLE OF CONTENTS


                                                                              Page
                                                                             Number
                                                                            ---------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Balance Sheets - (unaudited) June 30, 1996
               and December  31, 1995.                                          3

            Statements of Operations (unaudited) -
               Three months and six months ended June 30, 1996 and 1995         4

            Statements of Cash Flows (unaudited) -
               Six months ended June 30, 1996 and 1995                          5

            Notes to Condensed Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                               9

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                      13

PART III.  SIGNATURES                                                          14


                                   FORM 10-Q
                                  PAGE 2 OF 17

Item 1.  Financial Statements

                             HARBINGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                              June 30,    December 31,
                                                                           -------------  ------------
                                                                               1996          1995
                                                                           ------------- -------------
ASSETS
Current assets:
    Cash and cash equivalents                                              $  5,305,000  $ 11,918,000
    Accounts receivable, less allowances for returns and
       doubtful accounts of $894,000 at June 30, 1996 and
       $537,000 at December 31, 1995                                          8,457,000     5,624,000
    Royalty receivable                                                        2,515,000     1,382,000
    Deferred income taxes                                                       999,000       999,000
    Due from joint ventures                                                     566,000       566,000
    Other current assets                                                        814,000       283,000
                                                                           ------------  ------------
         Total current assets                                                18,656,000    20,772,000
                                                                           ------------  ------------
Property and equipment, less accumulated depreciation and amortization        5,204,000     3,772,000
Investments in joint ventures                                                 4,650,000     7,480,000
Intangible assets, less accumulated amortization                             11,776,000     6,298,000
Deferred income taxes                                                         1,843,000     1,938,000
                                                                           ------------  ------------
                                                                           $ 42,129,000  $ 40,260,000
                                                                           ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $  1,587,000  $  1,335,000
    Accrued expenses                                                          5,456,000     2,759,000
    Deferred revenues                                                         3,526,000     2,358,000
    Line of Credit                                                              589,000        -
    Note payable                                                                557,000        -
                                                                           ------------  ------------
      Total current liabilities                                              11,715,000     6,452,000
                                                                           ------------  ------------
Redeemable preferred stock:
    Zero Coupon, $1.00 redemption value; 4,000,000 shares issued
      and outstanding at June 30, 1996 and December 31, 1995                    -             -
                                                                           ------------  ------------
          Total redeemable preferred stock                                      -             -
                                                                           ------------  ------------
Puttable common stock $0.0001 par value; 550,000 shares
    issued and outstanding                                                    4,675,000     4,675,000
Shareholders' equity:
     Preferred stock, including redeemable preferred stock;
        20,000,000 shares authorized --
           Series C, $10.00 par value; 250,000 shares issued and
             outstanding at December 31, 1995                                    -          2,485,000
 Common stock, $0.0001 par value; 100,000,000 shares
     authorized, 10,218,162 at June 30, 1996 and
     9,690,684 shares issued and outstanding at December 31, 1995                 1,000         1,000
 Additional paid-in capital                                                  39,801,000    32,201,000
 Accumulated deficit                                                        (14,063,000)   (5,554,000)
                                                                           ------------  ------------
           Total shareholders' equity                                        25,739,000    29,133,000
                                                                           ------------  ------------
                                                                           $ 42,129,000   $40,260,000
                                                                           ============   ===========

         See accompanying notes to consolidated financial statements


                                  FORM 10-Q
                                 PAGE 3 OF 17

                             HARBINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                    Three Months Ended                  Six Months Ended
                                             ---------------------------------  -------------------------------
                                                         June 30,                           June 30,
                                             ---------------------------------  -------------------------------
                                                  1996              1995             1996             1995
                                             ---------------  ----------------  ---------------  --------------
Revenues:
    Services                                 $    7,122,000   $     3,842,000   $   12,200,000   $    7,260,000
    Software                                      2,959,000         1,446,000        5,044,000        2,570,000
                                             --------------   ---------------   --------------   --------------
        Total revenues                           10,081,000         5,288,000       17,244,000        9,830,000
                                             --------------   ---------------   --------------   --------------
Direct costs:
    Services                                      2,094,000           973,000        3,391,000        1,882,000
    Software                                        521,000           260,000        1,006,000          475,000
                                             --------------   ---------------   --------------   --------------
        Total direct costs                        2,615,000         1,233,000        4,397,000        2,357,000
                                             --------------   ---------------   --------------   --------------
Gross margin                                      7,466,000         4,055,000       12,847,000        7,473,000
                                             --------------   ---------------   --------------   --------------
Operating costs:
    Selling and marketing                         2,195,000         1,217,000        3,683,000        2,180,000
    General and administrative                    1,884,000         1,171,000        3,400,000        2,202,000
    Depreciation and amortization                   511,000           172,000          765,000          322,000
    Product development                           1,332,000           879,000        2,251,000        1,681,000
    Charge for purchased in-process
      product development                                 -                 -        8,350,000                -
                                             --------------   ---------------   --------------   --------------
        Total operating costs                     5,922,000         3,439,000       18,449,000        6,385,000
                                             --------------   ---------------   --------------   --------------
        Operating income (loss)                   1,544,000           616,000       (5,602,000)       1,088,000
Interest expense (income), net                      (82,000)           12,000         (184,000)          (4,000)
Equity in losses of joint ventures                1,650,000           185,000        2,829,000          326,000
                                             --------------   ---------------   --------------   --------------
Income (loss) before income tax expense             (24,000)          419,000       (8,247,000)         766,000
Income tax expense                                   83,000           159,000          132,000          291,000
                                             --------------   ---------------   --------------   --------------
Net income (loss)                                  (107,000)          260,000       (8,379,000)         475,000
Preferred stock dividends                                 -           (50,000)         (28,000)         (99,000)
                                             --------------   ---------------   --------------   --------------
Net income (loss) applicable to common
  shareholders                               $     (107,000)  $       210,000   $   (8,407,000)  $      376,000
                                             ==============   ===============   ==============   ==============


Net income (loss) per share of common stock  $        (0.01)  $          0.03   $        (0.80)  $         0.05
                                             ==============   ===============   ==============   ==============
Weighted average common and
  common equivalent shares outstanding           10,741,000         7,913,000       10,539,000        7,911,000
                                             ==============   ===============   ==============   ==============

          See accompanying notes to consolidated financial statements

                                   FORM 10-Q
                                  PAGE 4 OF 17

                             HARBINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Six Months Ended
                                                                                  -----------------------------
                                                                                            June 30,
                                                                                  -----------------------------
                                                                                       1996           1995
                                                                                  --------------  -------------
Cash flows from operating activities:                                             $     890,000   $  1,080,000
                                                                                  -------------   ------------
Cash flows from investing activities:
 Purchases of property and equipment                                                 (1,573,000)    (1,357,000)
 Additions to software development costs                                             (1,321,000)       (93,000)
 Investment in acquisitions                                                          (4,605,000)         -
 Investment in joint ventures                                                             -         (2,363,000)
                                                                                  -------------   ------------
  Net cash used in investing activities                                              (7,499,000)    (3,813,000)
                                                                                  -------------   ------------
Cash flows from financing activities
 Proceeds from short-term borrowings                                                      -          1,983,000
 Repayments under credit arrangements                                                  (763,000)         -
 Dividends paid on preferred stock                                                      (29,000)       (99,000)
 Exercise of stock options and warrants                                                 532,000         31,000
 Repayment of note payable                                                                -         (3,325,000)
                                                                                  -------------   ------------
  Net cash used in financing activities                                                (260,000)    (1,410,000)
                                                                                  -------------   ------------
Net increase (decrease) in cash and cash equivalents                                 (6,869,000)    (4,143,000)
Cash and cash equivalents at beginning of period                                     11,918,000      4,642,000
Effect of exchange rates on cash                                                       (100,000)         -
Cash received from acquisitions                                                         356,000          -
                                                                                  -------------   ------------
Cash and cash equivalents at end of period                                        $   5,305,000   $    499,000
                                                                                  =============   ============


Supplemental disclosure of cash paid for interest                                 $      22,000   $      -
                                                                                  =============   ============
Supplemental disclosure of noncash investing activities:
 Acquisition of technology and distribution agreement in exchange
  for common stock                                                                $       -       $  4,675,000
                                                                                  =============   ============

 Conversion of Series C preferred stock to common stock                           $   2,488,000   $      -
                                                                                  =============   ============
 Acquisition of businesses in exchange for common stock, notes and
  assumption of liabilities                                                       $  10,795,000   $      -
                                                                                  =============   ============

          See accompanying notes to consolidated financial statements



                                   FORM 10-Q
                                  PAGE 5 OF 17

                             HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Harbinger Corporation's 10-K for the year ended December 31, 1995.

2.   ACQUISITIONS

     Effective March 31, 1996, the Company acquired all of the common stock of NTEX Holding, B.V. ("NTEX"), a Dutch corporation based in Rotterdam, The Netherlands for $3,195,000 in cash, the issuance of 71,852 shares of the Company's common stock and warrants to purchase up to 12,500 shares of the Company's stock at $17.25 per share. The Company recorded the acquisition, which was completed on April 4, 1996, using the purchase method of accounting with $4,449,000 of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1996 and $2,960,000 allocated to goodwill and other intangibles.

     Effective March 31, 1996, the Company acquired all of the common stock of INOVIS GmbH & Co. ("INOVIS"), a German corporation based in Karlsruhe for $1,409,000 in cash, the issuance of 140,184 shares of the Company's common stock and warrants to purchase up to 20,000 shares of the Company's stock at $15.25 per share. The Company recorded the acquisition, which was completed on April 19, 1996, using the purchase method of accounting with $3,300,000 of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1996 and $1,723,000 allocated to goodwill and other intangibles.


                                   FORM 10-Q
                                  PAGE 6 OF 17

     Effective March 31, 1996, the Company acquired the remaining outstanding common stock of Harbinger N.V., a Dutch corporation based in Hoofddorp, the Netherlands for the issuance of 38,710 shares of the Company's common stock through a B type reorganization. The Company recorded the acquisition, which was completed on April 20, 1996, using the purchase method of accounting with $300,000 of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1996 and $492,000 allocated to goodwill and other intangibles.

     The balance sheets of the above companies have been included in the Company's consolidated balance sheet as of June 30, 1996 and the results of operations of the acquired companies have been included in the Company's consolidated statements of operations as of April 1, 1996.

     The pro-forma amounts presented below represent the results of operations for the three and six months ended June 30, 1996 and 1995 adjusted to give effect to the acquisitions described above as if each of the acquisitions had been completed as of January 1, 1996 and 1995, respectively.


                                            Three Months Ended                        Six Months Ended
                                     --------------------------------          --------------------------------
                                                 June 30,                                  June 30,
                                     --------------------------------          --------------------------------
                                        1996                 1995                 1996                 1995
                                     -----------           ----------          -----------          -----------
Revenues                             $10,081,000           $6,678,000          $18,634,000          $12,611,000
Net income applicable to
  common shareholders                   (107,000)            (523,000)          (9,140,000)          (1,090,000)
Net income per share of
  common stock                       $     (0.01)          $    (0.07)         $     (0.86)         $     (0.15)
Weighted average outstanding
  common shares and
  common share equivalents            10,741,000            7,657,000           10,664,000            7,655,000

     The unaudited proforma consolidated results of operations included above do not necessarily represent results which would have occurred if the acquisitions had taken place on the dates indicated nor are they necessarily indicative of the results of future operations.



                                   FORM 10-Q
                                  PAGE 7 OF 17

3.   SIGNIFICANT SUBSIDIARY

     In December 1994, the Company founded Harbinger NET Services, LLC ("HNS") to develop products and services to facilitate electronic commerce using the Internet. This investment is being accounted for using the equity method.

     Presented below is summarized income statement information relating to
HNS:


                                  Three Months Ended        Six Months Ended
                               ------------------------  ------------------------
                                       June 30,                  June 30,
                               ------------------------  ------------------------
                                  1996         1995         1996         1995
                               -----------  -----------  -----------  -----------
                               (in $000's)  (in $000's)  (in $000's)  (in $000's)
Revenues                            4           -0-           4           -0-

Net Loss                          1,779         201         2,975         299

Harbinger's Share of Net Loss     1,650         112         2,760         163

4.   SHAREHOLDERS' EQUITY

     On March 1, 1996 the Company exchanged 140,692 shares of common stock for all outstanding shares of the Company's Series C preferred stock.

     In April 1996 the Company issued 250,746 shares of the Company's common stock as partial consideration related to the Company's (i) acquisition of NTEX, (ii) the acquisition of INOVIS and (iii) the acquisition and plan of reorganization of HNV. (See Note 2.)



                                  FORM 10-Q
                                 PAGE 8 OF 17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere herein and the Company's Form 10-K for the year ending December 31, 1995.

RESULTS OF OPERATIONS

 REVENUES

     Total revenues increased 75% from $9.8 million in the six months ended June 30, 1995 to $17.2 million in the same period in 1996. Revenues for services increased 68% from $7.3 million in the six months ended June 30, 1995 to $12.2 million in the same period in 1996, reflecting the revenues from the acquisitions completed at the end of the first quarter 1996, an increase in the number of subscribers utilizing the Company's Value Added Network ("VAN"), as well as increases in the average volume of transmissions by subscribers. Revenues from software maintenance and implementation also increased, reflecting primarily an increase in the number of customers. Revenue from software sales increased 96% from $2.6 million in the six months ended June 30, 1995 to $5.0 million in the same period in 1996. This increase primarily reflects the effect of $2.4 million in royalties for software products licensed through the System Software Associates, Inc. ("SSA") agreement as well as increases in business to business software sales, offset by decreases in Financial EDI software sales and certain other one-time license fees which occurred in the prior year.

     Total revenues increased 91% from $5.3 million in the three months ended June 30, 1995 to $10.1 million in the same period in 1996. Revenues for services increased 85% from $3.8 million in the three months ended June 30, 1995 to $7.1 million in the same period in 1996, reflecting the revenues from the acquisitions completed at the end of the first quarter 1996, an increase in the number of subscribers utilizing the Company's Value Added Network ("VAN"), as well as increases in the average volume of transmissions by subscribers. Revenues from software maintenance and implementation also increased, reflecting primarily an increase in the number of customers. Revenue from software sales increased 105% from $1.4 million in the three months ended June 30, 1995 to $3.0 million in the same period in 1996. This increase primarily reflects the effect of $1.3 million in royalties for software products licensed through the System Software Associates, Inc. ("SSA") agreement as well as increases in business to business software sales, offset by decreases in Financial EDI software sales and certain other one-time license fees which occurred in the prior year.




                                  FORM 10-Q
                                 PAGE 9 OF 17

  DIRECT COSTS

     Direct costs for services increased from $1.9 million, or 26% of services revenues, in the six months ended June 30, 1995, to $3.4 million, or 28% of services revenues, in the six months ended June 30, 1996. The increase in direct costs for services, as a percentage of services revenues reflects a higher mix of lower margin consulting revenue, increased direct costs for services related costs associated with the Company's European operations and increased customer service costs to provide a higher level of support to our customers related to the introduction of a new version of the Company's Windows product. Direct costs for software increased from $475,000, or 18% of software revenues, in the six months ended June 30, 1995, to $1.0 million, or 20% of software revenues, in the six months ended June 30, 1996. The increase in direct costs for software, as a percentage of software revenues, is primarily due to increased software amortization, resulting from the SSA agreement.

     Direct costs for services increased from $973,000, or 25% of services revenues, in the three months ended June 30, 1995, to $2.1 million, or 29% of services revenues, in the three months ended June 30, 1996. The increase in direct costs for services, as a percentage of services revenues reflects a higher mix of lower margin consulting revenue, increased direct costs for services related costs associated with the Company's European operations and increased customer service costs to provide a higher level of support to our customers related to the introduction of a new version of the Company's Windows product. Direct costs for software increased from $260,000, or 18% of software revenues, in the three months ended June 30, 1995, to $521,000, or 18% of software revenues, in the three months ended June 30, 1996.

  SELLING AND MARKETING

     Selling and marketing expenses increased 69% from $2.2 million or 22% of revenues in the six months ended June 30, 1995 to $3.7 million or 21% of revenues in the six months ended June 30, 1996.

     Selling and marketing expenses increased 80% from $1.2 million or 23% of revenues in the three months ended June 30, 1995 to $2.2 million or 22% of revenues in the three months ended June 30, 1996.

  GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased 54% from $2.2 million in the six months ended June 30, 1995 to $3.4 million in the six months ended June 30, 1996. As a percentage of revenues, these expenses decreased from 22% of revenues in the six months ended June 30, 1995 to 20% of revenues in the six months ended June 30, 1996. The decrease as a percentage of revenues reflects efficiencies associated with expanding the Company's operations and the effect of increases in software and services revenue.



                                  FORM 10-Q
                                PAGE 10 OF 17

     General and administrative expenses increased 61% from $1.2 million in the three months ended June 30, 1995 to $1.9 million in the three months ended June 30, 1996. As a percentage of revenues, these expenses decreased from 22% of revenues in the three months ended June 30, 1995 to 19% of revenues in the three months ended June 30, 1996. The decrease as a percentage of revenues reflects efficiencies associated with expanding the Company's operations and the effect of increases in software and services revenue.

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased 138% from $322,000 in the six months ended June 30, 1995 to $765,000 in the six months ended June 30, 1996. As a percentage of revenues, these expenses increased from 3.3% of revenues in the six months ended June 30, 1995 to 4.4% of revenues in the six months ended June 30, 1996. The increase as a percentage of revenues is primarily the result of the amortization of the intangible assets related to the acquisitions completed at the end of the first quarter 1996.

     Depreciation and amortization increased 197% from $172,000 in the three months ended June 30, 1995 to $511,000 in the three months ended June 30, 1996. As a percentage of revenues, these expenses increased from 3.3% of revenues in the three months ended June 30, 1995 to 5.1% of revenues in the three months ended June 30, 1996. The increase as a percentage of revenues is primarily the result of the amortization of the intangible assets related to the acquisitions completed at the end of the first quarter 1996.

  PRODUCT DEVELOPMENT

     Total expenditures for product development, including capitalized software development costs, increased from $1.8 million in the six months ended June 30, 1995 to $3.6 million in the same period in 1996. This increase reflects the hiring of additional development personnel, increased product development resources associated with the SSA Agreement and additional product development personnel related costs associated with the acquisitions. The Company capitalized product development costs of $93,000 and $1.3 million, respectively, in the six months ended June 30, 1995 and the six months ended June 30, 1996, which represented 5% and 37% of total expenditures for product development in these respective periods. As a percentage of total revenues, product development costs decreased from 17% of revenues in the six months ended June 30, 1995 to 13% of revenues in the six months ended June 30, 1996. The increase in capitalized development costs between the six months of 1995 and 1996 and the related decrease in software development costs as a percentage of revenue reflects a higher level of capitalized product development expense due to development activities on products which had reached technological feasibility. Amortization of capitalized product development costs is charged to direct costs of software revenues and totaled $245,000 and $755,000, respectively, in the six months ended June 30, 1995 and the six months ended June 30, 1996.


                                   FORM 10-Q
                                 PAGE 11 OF 17

     Total expenditures for product development, including capitalized software development costs, increased from $955,000 in the three months ended June 30, 1995 to $1.8 million in the same period in 1996 reflecting the reasons mentioned above. The Company capitalized product development costs of $75,000 and $494,000, respectively, in the three months ended June 30, 1995 and the three months ended June 30, 1996, which represented 8% and 27% of total expenditures for product development in these respective periods. As a percentage of total revenues, product development costs decreased from 17% of revenues in the three months ended June 30, 1995 to 13% of revenues in the three months ended June 30, 1996. This increase in capitalized development costs between second quarter 1995 and 1996 and the related decrease in software development costs as a percentage of revenue reflects a higher level of capitalized product development expense due to development activities on products which had reached technological feasibility. Amortization of capitalized product development cost is charged to direct cost of software revenues and totaled $124,000 and $377,000, respectively, in the three months ended June 30, 1995 and the three months ended June 30, 1996.

  CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT

     The Company incurred a $8,350,000 charge for acquired research and development costs during the six months ended June 30, 1996. In connection with the acquisitions described above, the Company acquired in-process product development for several software products. Since the Company determined that certain of the acquired technologies had not reached technological feasibility, the Company expensed the portion of the purchase price allocable to such in-process product development. (See Note 2.)

  EQUITY IN LOSSES OF JOINT VENTURES

     The Company recognized equity in losses of Harbinger NV of $163,000 in the six months ended June 30, 1995, as compared to a corresponding loss of $69,000 from its investment in Harbinger NV in the six months ended June 30, 1996. Effective March 31, 1996, the Company acquired the remaining outstanding stock of Harbinger NV and no longer recognizes losses under the equity method. (See
Note 2.) The equity in losses of Harbinger NET Services, LLC ("HNS") for the six months ended June 30, 1995 totaled $163,000 as compared to a corresponding loss of $2.8 million in the six months ended June 30, 1996. This increase primarily reflects increased activities by HNS related to additional personnel to support product development and product marketing.

     The Company recognized equity in losses of Harbinger NV of $73,000 in the three months ended June 30, 1995. Effective March 31, 1996, the Company acquired the remaining outstanding stock of Harbinger NV and no longer recognizes losses under the equity method. (See Note 2.) The equity in losses of HNS for the three months ended June 30, 1995 totaled $112,000 as compared to a corresponding loss of $1.6 million in the three months ended June 30, 1996. This increase primarily reflects increased activities by HNS related to additional personnel to support product development and product marketing.



                                  FORM 10-Q
                                PAGE 12 OF 17

INTEREST INCOME

     The Company recorded interest income, net of $184,000 for the six months ended June 30, 1996 as compared to $4,000 for the six months ended June 30, 1995. This increase is primarily due to the interest earned on the funds received from the Company's initial public offering in August 1995.

     The Company recorded interest income, net of $82,000 for the three months ended June 30, 1996 as compared to interest expense of $12,000 for the three months ended June 30, 1995. This increase is primarily due to the interest earned on the funds received from the Company's initial public offering in August 1995.

INCOME TAXES

     The Company recorded income tax expense of $132,000 for the six months ended June 30, 1996 as compared to income tax expense of $291,000 for the six months ended June 30, 1995. The Company has not reflected an income tax benefit on the $8,350,000 charge for purchased in process product development related to the acquisitions described above.

     The Company recorded income tax expense of $83,000 for the three months ended June 30, 1996 as compared to income tax expense of $159,000 for the three months ended June 30, 1995.

NET INCOME (LOSS) AND EARNINGS PER SHARE

     The Company realized a net loss of $8,407,000 for the six months ended June 30, 1996 as compared to net income of $376,000 for the six months ended June 30, 1995. The net loss in the period ended June 30, 1996 reflects the effect of the charge for purchased in-process product development of $8,350,000 in connection with the acquisitions described above and the equity in losses of joint ventures of $2,829,000. Without the $8,350,000 charge the Company's net loss for the six months ended June 30, 1996 would have been $57,000. The Company realized a loss per share of $0.80 for the six months ended June 30, 1996 as compared to earnings per share of $0.05 for the six months ended June 30, 1995. The charge for purchased in-process product development described above had approximately an $0.80 loss impact on the Company's earnings for the six months ended June 30, 1996.

     The Company realized a net loss of $107,000 for the three months ended June 30, 1996 as compared to net income of $210,000 for the three months ended June 30, 1995. The net loss in the three months ended June 30, 1996 reflects the equity in losses of joint ventures of $1,650,000. The Company realized a loss per share of $0.01 for the three months ended June 30, 1996 as compared to earnings per share of $0.03 for the three months ended June 30, 1995.



                                   FORM 10-Q
                                 PAGE 13 OF 17

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased $7.4 million from $14.3 million as of December 31, 1995 to $6.9 million as of June 30, 1996. This decrease principally reflects the liabilities assumed and the consideration given related to the acquisitions described above. (See Note 2.) In the six months ended June 30, 1996 the Company generated cash from operating activities of $890,000 as compared to $1,080,000 for the six months ended June 30, 1995.
This decrease reflects, in large part, payment terms under the Company's relationship with SSA discussed below. The Company used net cash in investing activities of $7,499,000 for the six months ended June 30, 1996 as compared to $3,813,000 for the six months ended June 30, 1995. Cash used in investing activities for June 30, 1996 included primarily cash used to acquire the European Operations (see Note 2), purchases of property and equipment and additions to software development. The Company used net cash from financing activities of $260,000 in the six months ended June 30, 1996 as compared to $1,410,000 for the six months ended June 30, 1995, related primarily to repayment of a note payable in 1995.

     The Company is investing in a new telephone system which commits the Company to a capital expenditure of approximately $1.0 million during the next six months. The Company currently has no other material commitments for capital expenditures.

     The accompanying balance sheet reflects a $2.5 million royalty receivable from SSA relating to certain minimum royalties under a distribution arrangement. Under the royalty arrangement, royalties are not payable to Harbinger until 30 days after SSA has received payment from its customers. Accordingly, it is conceivable that the Company will not receive any payments on the royalties accrued during 1996, until January 1997 when all royalty amounts are due.

     Management expects that Harbinger will continue to be able to fund its operations, investment needs and capital expenditures through cash flows generated from operations, cash on hand, debt borrowings and additional equity capital. Management believes that outside sources for debt and additional equity capital, if needed, will be available to finance expansion projects and any possible acquisitions. The form of any financing will vary depending upon prevailing market and other conditions and may include short- or long-term borrowings from financial institutions, or the issuance of additional equity securities. However, there can be no assurances that funds will be available on terms acceptable to Harbinger.



                                  FORM 10-Q
                                PAGE 14 OF 17

PART II.  OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              Exhibit 11.  Computation of earnings per share

                      27.  Financial Data Schedule (for SEC use only)

     (b)      Reports on Form 8-K

              For the period covered by this report through the date hereof, the Company filed Reports on Form 8-K as follows:

              1. Form 8-K/A Report dated June 17, 1996 reporting under Item 7 the financial statements and exhibits of NTEX Holding B.V.

              2. Form 8-K/A Report dated July 1, 1996 reporting under Item 7 the financial statements and exhibits of INOVIS
                  GmbH & Co.

              3. Form 8-K/A Report dated July 2, 1996 reporting under Item 7 the financial statements and exhibits of Harbinger N.V.



                                  FORM 10-Q
                                PAGE 15 OF 17

                             S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HARBINGER CORPORATION





Date:          8/13/96                                  /s/ C. Tycho Howle
     ------------------------------             --------------------------------
                                                C. Tycho Howle
                                                Chairman & CEO
                                                (Principal Executive Officer)

Date:          8/13/96                                 /s/ Joel G. Katz
     ------------------------------             --------------------------------
                                                Joel G. Katz
                                                Vice President, Finance
                                                (Principal Financial Officer;
                                                Principal Accounting Officer)





                                  FORM 10-Q
                                PAGE 16 OF 17