Form 10-Q
period 1996-09-30
HARBINGER CORP
filed 1996-11-13
CIK 947116

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO
                                         ------------    ------------

                         COMMISSION FILE NUMBER 0-26298

                             HARBINGER CORPORATION
             (Exact name of registrant as specified in Its charter)

                    GEORGIA                                                  58-1817306
(State or other Jurisdiction of incorporation or                (I.R.S. Employer Identification No.)
                 organization)

           1055 LENOX PARK BOULEVARD                                           30319
                ATLANTA, GEORGIA                                             (Zip Code)
    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 841-4334

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the issuer's class of capital stock outstanding as of October 31, 1996, the latest practicable date, is as follows: 10,837,251 shares of Common Stock, $.0001 par value.

================================================================================

                             HARBINGER CORPORATION
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


                               TABLE OF CONTENTS

                                                                                             Page
                                                                                            Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets - (unaudited) September 30, 1996
                  and December  31, 1995.                                                      3

              Consolidated Statements of Operations (unaudited) - Three
                 months and nine months ended September 30, 1996 and 1995                      4

              Consolidated Statements of Cash Flows (unaudited) -
                    Nine months ended September 30, 1996 and 1995                              5

              Notes to Consolidated Financial Statements                                       6


Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                         9


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                      16


PART III.  SIGNATURES                                                                          17





                                   FORM 10-Q

Item 1.  Financial Statements

                             HARBINGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                          September 30,    December 31,
                                                                          -------------    ------------
                                                                               1996            1995
                                                                          -------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                             $ 4,106,000      $11,918,000
     Accounts receivable, less allowances for returns and
        doubtful accounts of $826,000 at September 30, 1996 and
        $537,000 at December 31, 1995                                        8,964,000        5,624,000
     Royalty receivable                                                      4,087,000        1,382,000
     Deferred income taxes                                                     999,000          999,000
     Due from joint ventures                                                   321,000          566,000
     Other current assets                                                      832,000          283,000
                                                                           -----------      -----------
            Total current assets                                            19,309,000       20,772,000
                                                                           -----------      -----------
Property and equipment, less accumulated depreciation and amortization       6,461,000        3,772,000
Investments in joint ventures                                                2,506,000        7,480,000
Intangible assets, less accumulated amortization                            11,971,000        6,298,000
Deferred income taxes                                                        1,969,000        1,938,000
                                                                           -----------      -----------
                                                                           $42,216,000      $40,260,000
                                                                           ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $ 1,484,000      $ 1,335,000
     Accrued expenses                                                        5,784,000        2,759,000
     Deferred revenues                                                       3,346,000        2,358,000
     Line of Credit                                                            211,000           -
     Note payable                                                              557,000           -
                                                                           -----------      -----------
            Total current liabilities                                       11,382,000        6,452,000
                                                                           -----------      -----------


Redeemable preferred stock:
     Zero Coupon, $1.00 redemption value; 4,000,000 shares issued
        and outstanding at September 30, 1996 and December 31, 1995             -                -
                                                                           -----------      -----------
            Total redeemable preferred stock
                                                                                -                -
                                                                           -----------      -----------

Puttable common stock $0.0001 par value; 275,000 shares and
        550,000 shares issued and outstanding at September 30, 1996          2,337,000        4,675,000
        and December 31, 1995

Shareholders' equity:
     Preferred stock, including redeemable preferred stock;
        20,000,000 shares authorized --
            Series C, $10.00 par value; 250,000 shares issued and
               outstanding at December 31, 1995                                 -             2,485,000
     Common stock, $0.0001 par value; 100,000,000 shares
        authorized, 10,552,177 shares and 9,690,684 shares issued
        and outstanding at September 30, 1996 and December 31, 1995              1,000            1,000
     Additional paid-in capital                                             42,776,000       32,201,000
     Accumulated deficit                                                   (14,280,000)      (5,554,000)
                                                                           -----------      -----------
            Total shareholders' equity                                      28,497,000       29,133,000
                                                                           -----------      -----------
                                                                           $42,216,000      $40,260,000
                                                                           ===========      ===========

          See accompanying notes to consolidated financial statements





                                   FORM 10-Q

                             HARBINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              Three Months Ended               Nine Months Ended
                                                        ------------------------------    -----------------------------
                                                                September 30,                    September 30,
                                                        ------------------------------    -----------------------------
                                                             1996            1995             1996            1995
                                                        -------------  ---------------    ------------   ---------------
Revenues:
     Services                                           $  7,263,000    $  4,395,000      $19,463,000      $11,655,000
     Software                                              3,891,000       1,707,000        8,934,000        4,277,000
                                                        ------------    ------------      -----------      -----------
            Total revenues                                11,154,000       6,102,000       28,397,000       15,932,000
                                                        ------------    ------------      -----------      -----------

Direct costs:
     Services                                              2,454,000       1,179,000        5,844,000        3,061,000
     Software                                                472,000         418,000        1,478,000          893,000
                                                        ------------    ------------      -----------      -----------
            Total direct costs                             2,926,000       1,597,000        7,322,000        3,954,000
                                                        ------------    ------------      -----------      -----------

Gross margin                                               8,228,000       4,505,000       21,075,000       11,978,000
                                                        ------------    ------------      -----------      -----------

Operating costs:
     Selling and marketing                                 2,068,000       1,264,000        5,751,000        3,444,000
     General and administrative                            2,202,000       1,373,000        5,603,000        3,575,000
     Depreciation and amortization                           548,000         196,000        1,313,000          518,000
     Product development                                   1,617,000         932,000        3,868,000        2,613,000
     Charge for purchased in-process
         product development                                  -               -             8,350,000           -
                                                        ------------    ------------      -----------      -----------
            Total operating costs                          6,435,000       3,765,000       24,885,000       10,150,000
                                                        ------------    ------------      -----------      -----------

            Operating income (loss)                        1,793,000         740,000       (3,810,000)       1,828,000
Interest expense (income), net                                (9,000)         48,000         (193,000)          44,000
Equity in losses of joint ventures                         2,144,000         387,000        4,973,000          713,000
Foreign currency adjustment                                   (2,000)              -           (2,000)               -
                                                        ------------    ------------      -----------      -----------


Income (loss) before income tax expense                     (340,000)        305,000       (8,588,000)       1,071,000
Income tax expense (benefit)                                 (94,000)        108,000           38,000          399,000
                                                        ------------    ------------      -----------      -----------

Net income (loss)                                           (246,000)        197,000       (8,626,000)         672,000
Preferred stock dividends                                     -              (51,000)         (28,000)        (150,000)
                                                        ------------    ------------      -----------      -----------

Net income (loss) applicable to common
  shareholders                                          $   (246,000)   $    146,000      $(8,654,000)     $   522,000
                                                        ============    ============      ===========      ===========

Net income (loss) per share of common stock             $      (0.02)   $       0.02      $     (0.81)     $      0.06
                                                        ============    ============      ===========      ===========
Weighted average common and
     common equivalent shares outstanding                 10,798,000       9,425,000       10,664,000        8,533,000
                                                        ============    ============      ===========      ===========


          See accompanying notes to consolidated financial statements





                                   FORM 10-Q

                             HARBINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended
                                                                         -------------------------------
                                                                                  September 30,
                                                                         -------------------------------
                                                                              1996             1995
                                                                         --------------   --------------
Cash flows from operating activities:                                     $  1,909,000    $  2,104,000
                                                                          ------------    ------------
Cash flows from investing activities:
     Purchases of property and equipment                                    (3,164,000)     (1,809,000)
     Additions to software development costs                                (1,828,000)       (327,000)
     Investment in acquisitions                                             (4,605,000)         -
     Investment in joint ventures                                               -           (8,364,000)
                                                                          ------------    ------------
        Net cash used in investing activities                               (9,597,000)    (10,500,000)
                                                                          ------------    ------------
Cash flows from financing activities
     Proceeds from issuance of common stock                                     -           19,541,000
     Repayments under credit arrangements                                   (1,156,000)         -
     Dividends paid on preferred stock                                         (28,000)       (150,000)
     Exercise of stock options and warrants                                    747,000          -
     Proceeds from (repayment of) note payable                                  -           (3,325,000)
                                                                          ------------    ------------
        Net cash provided by (used in) financing activities                   (437,000)     16,066,000
                                                                          ------------    ------------
Net decrease in cash and cash equivalents                                   (8,125,000)     (7,670,000)
Cash and cash equivalents at beginning of period                            11,918,000       4,642,000
Effect of exchange rates on cash                                               (61,000)         -
Cash received from acquisitions                                                374,000          -
                                                                          ------------    ------------
Cash and cash equivalents at end of period                                $  4,106,000    $ 12,312,000
                                                                          ============    ============




Supplemental disclosure of cash paid for interest                         $     30,000    $    118,000
                                                                          ============    ============

Supplemental disclosure of noncash investing activities:
     Acquisition of technology and distribution agreement in exchange
        for common stock                                                  $     -         $  4,675,000
                                                                          ============    ============

     Conversion of Series C preferred stock to common stock               $  2,485,000    $      -
                                                                          ============    ============
                                                                          $     -
                                                                          ============    ============

     Acquisition of businesses in exchange for common stock, notes and
        assumption of liabilities                                         $ 11,216,000    $      -
                                                                          ============    ============




          See accompanying notes to consolidated financial statements





                                   FORM 10-Q

                             HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Harbinger Corporation's ("Harbinger" or the "Company") Form 10-K for the year ended December 31, 1995.

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

         Effective March 31, 1996, the Company acquired all of the common stock of INOVIS GmbH & Co. ("INOVIS"), a German corporation based in Karlsruhe, Germany for $1,409,000 in cash, the issuance of 140,184 shares of the Company's common stock and warrants to purchase up to 20,000 shares of the Company's stock at $15.25 per share. The Company recorded the acquisition, which was completed on April 19, 1996, using the purchase method of accounting with $3,400,000 of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1996 and $1,723,000 allocated to goodwill and other intangibles.





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

         Effective August 1, 1996, the Company acquired all of the common stock of Comtech Management Systems, Inc. ("Comtech"), a Texas corporation based in Amarillo, Texas, in exchange for 16,374 shares of the Company's common stock at $25.75 per share. The Company recorded the acquisition, which was completed August 19, 1996, using the purchase method of accounting with $383,000 of the purchase price allocated to goodwill and other intangibles.

         The balance sheets of the above companies have been included in the Company's consolidated balance sheet as of September 30, 1996 and the results of operations of the acquired companies have been included in the Company's consolidated statements of operations as of April 1, 1996, except for Comtech, which has been included as of August 1, 1996.

         The pro-forma amounts presented below represent the results of operations for the three and nine months ended September 30, 1996 and 1995 adjusted to give effect to the acquisitions described above as if each of the acquisitions had been completed as of January 1, 1996 and 1995, respectively.


                                       Three Months Ended                             Nine Months Ended
                                  ----------------------------------         ----------------------------------
                                          September 30,                                  September 30,
                                  ----------------------------------         ----------------------------------
                                       1996               1995                    1996                1995
                                  ------------        --------------         -------------        -------------
Revenues                          $   11,154,000     $     7,493,000         $  29,789,000        $  18,713,000
Net income applicable to
   common shareholders                  (246,000)           (587,000)           (9,386,000)            (944,000)
Net income per share of
   common stock                   $        (0.02)    $         (0.07)        $       (0.88)       $       (0.12)

Weighted average outstanding
   common shares and
   common share equivalents           10,798,000           9,000,000            10,664,000            8,109,000


         The unaudited pro-forma consolidated results of operations included above do not necessarily represent results which would have occurred if the acquisitions had taken place on the dates indicated nor are they necessarily indicative of the results of future operations.





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

         Presented below is summarized income statement information relating to
HNS:

                                       Three Months Ended                 Nine Months Ended
                                   --------------------------          -------------------------
                                          September 30,                     September 30,
                                   --------------------------          -------------------------
                                      1996             1995                1996         1995
                                   -----------    -----------          -----------    ----------
                                   (in $000's)     (in $000's)         (in $000's)    (in $000's)
Revenues                               49              -0-               53              -0-

Net Loss                             2,311             359             5,285             657

Harbinger's Share of Net Loss        2,144             327             4,904             490


4.       SHAREHOLDERS' EQUITY

         On March 1, 1996 the Company issued 140,692 shares of its common stock in exchange for all outstanding shares of the Company's Series C preferred stock.

         In April 1996 the Company issued 250,746 shares of the Company's common stock as partial consideration related to the Company's (i) acquisition of NTEX, (ii) the acquisition of INOVIS and (iii) the acquisition and plan of reorganization of HNV. (See Note 2.)

         In August 1996 the Company issued 16,374 shares of the Company's common stock as consideration related to the Company's acquisition of Comtech. (See Note 2.)

         In September 1996, the Company registered 550,000 shares of puttable common stock held by a shareholder. As of September 30, 1996, the shareholder had sold 275,000 of such shares and waived their right to put the shares of common stock back to the Company. Therefore, approximately $2.3 million of puttable common stock has been reclassified to shareholder's equity.





                                   FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere herein and the Company's Form 10-K for the year ending December 31, 1995.

RESULTS OF OPERATIONS

   REVENUES

         Total revenues increased 78% from $15.9 million in the nine months ended September 30, 1995 to $28.4 million in the same period in 1996. Revenues for services increased 67% from $11.7 million in the nine months ended September 30, 1995 to $19.5 million in the same period in 1996, reflecting the revenues from the acquisitions completed at the end of the first quarter 1996, an increase in the number of subscribers utilizing the Company's Value Added Network ("VAN"), and increases in the average volume of transmissions by subscribers. Revenues from software maintenance and implementation also increased, reflecting primarily an increase in the number of customers.
Revenue from software sales increased 109% from $4.3 million in the nine months ended September 30, 1995 to $8.9 million in the same period in 1996. This increase primarily reflects the effect of $3.2 million in incremental royalties for software products licensed through the System Software Associates, Inc. ("SSA") agreement during the nine months ended September 30, 1996, as well as increases in business to business software sales, offset by decreases in Financial EDI software sales and certain other one-time license fees which occurred in the prior year.

         Total revenues increased 83% from $6.1 million in the three months ended September 30, 1995 to $11.2 million in the same period in 1996. Revenues for services increased 65% from $4.4 million in the three months ended September 30, 1995 to $7.3 million in the same period in 1996, reflecting the revenues from the acquisitions completed at the end of the first quarter 1996, an increase in the number of subscribers utilizing the Company's Value Added Network ("VAN"), and increases in the average volume of transmissions by subscribers. Revenues from software maintenance and implementation also increased, reflecting primarily an increase in the number of customers.
Revenue from software sales increased 128% from $1.7 million in the three months ended September 30, 1995 to $3.9 million in the same period in 1996. This increase primarily reflects the effect of $1.0 million in incremental royalties for software products licensed through the SSA agreement during the three months ended September 30, 1996, as well as increases in revenues from the acquisitions completed at the end of the first quarter 1996 and certain other one-time license fees.





                                   FORM 10-Q

   DIRECT COSTS

         Direct costs for services increased from $3.1 million, or 26% of services revenues, in the nine months ended September 30, 1995, to $5.8 million, or 30% of services revenues, in the nine months ended September 30, 1996. The increase in direct costs for services as a percentage of services revenues reflects a higher mix of lower margin consulting revenue, increased direct costs for services related costs associated with the Company's European operations and increased customer service and operations costs to provide a higher level of support to our customers related to the introduction of a new version of the Company's Windows product. Direct costs for software increased from $893,000, or 21% of software revenues, in the nine months ended September 30, 1995, to $1.5 million, or 17% of software revenues, in the nine months ended September 30, 1996. The decrease in direct costs for software as a percentage of software revenues is primarily due to higher gross margins in our European operations.

         Direct costs for services increased from $1.2 million, or 27% of services revenues, in the three months ended September 30, 1995, to $2.5 million, or 34% of services revenues, in the three months ended September 30, 1996. The increase in direct costs for services, as a percentage of services revenues reflects a higher mix of lower margin consulting revenue, increased direct costs for services related costs associated with the Company's European operations and increased customer service and operations costs to provide a higher level of support to our customers related to the introduction of a new version of the Company's Windows product. Direct costs for software increased from $418,000, or 24% of software revenues, in the three months ended September 30, 1995, to $472,000, or 12% of software revenues, in the three months ended September 30, 1996. The decrease in direct costs for software as a percentage of software revenues is primarily due to higher gross margins in our European operations.

   SELLING AND MARKETING

         Selling and marketing expenses increased 67% from $3.4 million, or 22% of revenues in the nine months ended September 30, 1995 to $5.8 million, or 20% of revenues in the nine months ended September 30, 1996. This decrease in marketing and selling expenses as a percentage of revenues is primarily due to the effect of increased services revenue and efficiencies associated with other costs to support increased sales activity.

         Selling and marketing expenses increased 64% from $1.3 million, or 21% of revenues in the three months ended September 30, 1995 to $2.1 million, or 19% of revenues in the three months ended September 30, 1996. This decrease in marketing and selling expenses as a percentage of revenues is primarily due to the effect of increased services revenue and efficiencies associated with other costs to support increased sales activity.





                                   FORM 10-Q

         Management anticipates that selling and marketing expenses as a percentage of revenue will increase in 1997 due to an increased focus on selling the Company's software and services domestically and internationally and the incorporation of Harbinger NET Services products into the Company's product lines. (See Subsequent Event.)

   GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 57% from $3.6 million in the nine months ended September 30, 1995 to $5.6 million in the nine months ended September 30, 1996. As a percentage of revenues, these expenses decreased from 22% of revenues in the nine months ended September 30, 1995 to 20% of revenues in the nine months ended September 30, 1996. The decrease as a percentage of revenues reflects efficiencies associated with expanding the Company's operations and the effect of increases in software and services revenue.

         General and administrative expenses increased 60% from $1.4 million in the three months ended September 30, 1995 to $2.2 million in the three months ended September 30, 1996. As a percentage of revenues, these expenses decreased from 22% of revenues in the three months ended September 30, 1995 to 20% of revenues in the three months ended September 30, 1996. The decrease as a percentage of revenues reflects efficiencies associated with expanding the Company's operations and the effect of increases in software and services revenue.

   DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased 153% from $518,000 in the nine months ended September 30, 1995 to $1.3 million in the nine months ended September 30, 1996. As a percentage of revenues, these expenses increased from 3.2% of revenues in the nine months ended September 30, 1995 to 4.6% of revenues in the nine months ended September 30, 1996. The increase as a percentage of revenues is primarily the result of the amortization of the intangible assets related to the acquisitions completed at the end of the first quarter 1996.

         Depreciation and amortization increased 180% from $196,000 in the three months ended September 30, 1995 to $548,000 in the three months ended September 30, 1996. As a percentage of revenues, these expenses increased from 3.2% of revenues in the three months ended September 30, 1995 to 4.9% of revenues in the three months ended September 30, 1996. The increase as a percentage of revenues is primarily the result of the amortization of the intangible assets related to the acquisitions completed at the end of the first quarter 1996.





                                   FORM 10-Q

   PRODUCT DEVELOPMENT

         Total expenditures for product development, including capitalized software development costs, increased from $2.9 million in the nine months ended September 30, 1995 to $5.6 million in the same period in 1996. This increase reflects the hiring of additional development personnel, increased product development resources associated with the SSA Agreement and additional product development personnel related costs associated with the acquisitions. The Company capitalized product development costs of $327,000 and $1.8 million, respectively, in the nine months ended September 30, 1995 and the nine months ended September 30, 1996, which represented 11% and 31% of total expenditures for product development in these respective periods. As a percentage of total revenues, product development costs decreased from 16% of revenues in the nine months ended September 30, 1995 to 14% of revenues in the nine months ended September 30, 1996. The increase in capitalized development costs between the nine months of 1995 and 1996 and the related decrease in software development costs as a percentage of revenue reflects a higher level of capitalized product development costs due to development activities on products which had reached technological feasibility. Amortization of capitalized product development costs is charged to direct costs of software revenues and totaled $544,000 and $1.1 million, respectively, in the nine months ended September 30, 1995 and the nine months ended September 30, 1996.

         Total expenditures for product development, including capitalized software development costs, increased from $1.2 million in the three months ended September 30, 1995 to $2.0 million in the same period in 1996 reflecting the reasons mentioned above. The Company capitalized product development costs of $233,000 and $430,000, respectively, in the three months ended September 30, 1995 and the three months ended September 30, 1996, which represented 20% and 21% of total expenditures for product development in these respective periods. As a percentage of total revenues, product development costs were 15% of revenues in the three months ended September 30, 1995 and September 30, 1996. Amortization of capitalized product development cost is charged to direct cost of software revenues and totaled $298,000 and $342,000, respectively, in the three months ended September 30, 1995 and the three months ended September 30, 1996.

   CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT

         The Company incurred a $8,350,000 charge for acquired research and development costs during the nine months ended September 30, 1996. In connection with the acquisitions described above, the Company acquired in-process product development for several software products. Since the Company determined that certain of the acquired technologies had not reached technological feasibility, the Company expensed the portion of the purchase price allocable to such in-process product development. (See Note 2.)





                                   FORM 10-Q

   EQUITY IN LOSSES OF JOINT VENTURES

         The Company recognized equity in losses of Harbinger NV of $223,000 in the nine months ended September 30, 1995, as compared to a corresponding loss of $69,000 from its investment in Harbinger NV in the nine months ended September 30, 1996. Effective March 31, 1996, the Company acquired the remaining outstanding stock of Harbinger NV and now consolidates the results of its operations. (See Note 2.) The equity in losses of Harbinger NET Services, LLC ("HNS") for the nine months ended September 30, 1995 totaled $490,000 as compared to a corresponding loss of $4.9 million in the nine months ended September 30, 1996. This increase primarily reflects increased expenditures by HNS related to additional personnel to support product development and product marketing activities.

         The Company recognized equity in losses of Harbinger NV of $60,000 in the three months ended September 30, 1995. Effective March 31, 1996, the Company acquired the remaining outstanding stock of Harbinger NV and now consolidates the results of its operations. (See Note 2.) The equity in losses of HNS for the three months ended September 30, 1995 totaled $327,000 as compared to a corresponding loss of $2.1 million in the three months ended September 30, 1996. This increase primarily reflects increased expenditures by HNS related to additional personnel to support product development and product marketing activities.

INTEREST INCOME

         The Company recorded net interest income of $193,000 for the nine months ended September 30, 1996 as compared to interest expense of $44,000 for the nine months ended September 30, 1995. This increase is primarily due to the interest earned on the funds received from the Company's initial public offering in August 1995.

         The Company recorded net interest income of $9,000 for the three months ended September 30, 1996 as compared to interest expense of $48,000 for the three months ended September 30, 1995. This increase is primarily due to the interest earned on the funds received from the Company's initial public offering in August 1995.

INCOME TAXES

         The Company recorded income tax expense of $38,000 for the nine months ended September 30, 1996 as compared to income tax expense of $399,000 for the nine months ended September 30, 1995. The Company has not recorded an income tax benefit on the $8,350,000 charge for purchased in process product development related to the acquisitions described above.

         The Company recorded an income tax benefit of $94,000 for the three months ended September 30, 1996 as compared to income tax expense of $108,000 for the three months ended September 30, 1995.





                                   FORM 10-Q

NET INCOME (LOSS) AND EARNINGS PER SHARE

         The Company realized a net loss of $8,654,000 for the nine months ended September 30, 1996 as compared to net income of $522,000 for the nine months ended September 30, 1995. The net loss in the period ended September 30, 1996 reflects the effect of the charge for purchased in-process product development of $8,350,000 in connection with the acquisitions described above and the equity in losses of joint ventures of $4,973,000. The Company realized a loss per share of $.81 for the nine months ended September 30, 1996 as compared to earnings per share of $.06 for the nine months ended September 30, 1995. The charge for purchased in-process product development described above had approximately an $.78 loss impact on the Company's earnings for the nine months ended September 30, 1996.

         The Company realized a net loss of $246,000 for the three months ended September 30, 1996 as compared to net income of $146,000 for the three months ended September 30, 1995. The net loss in the three months ended September 30, 1996 reflects the equity in losses of joint ventures of $2,144,000. The Company realized a loss per share of $.02 for the three months ended September 30, 1996 as compared to earnings per share of $.02 for the three months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased $6.4 million from $14.3 million as of December 31, 1995 to $7.9 million as of September 30, 1996. This decrease principally reflects the liabilities assumed and the consideration given related to the acquisitions described above. (See Note 2.) In the nine months ended September 30, 1996 the Company generated cash from operating activities of $1,909,000 as compared to $2,104,000 for the nine months ended September 30, 1995. This decrease is due primarily to payment terms under the Company's relationship with SSA discussed below. The Company used net cash in investing activities of $9,597,000 for the nine months ended September 30, 1996 as compared to $10,500,000 for the nine months ended September 30, 1995. Cash used in investing activities for the period ended September 30, 1996 included cash used to acquire the European Operations (see Note 2), purchases of property and equipment and additions to software development. The Company used net cash from financing activities of $437,000 in order to pay off debt of approximately $1.2 million acquired from the acquisitions completed at the end of the first quarter 1996 offset somewhat by proceeds received from the exercise of Harbinger stock options in the nine months ended September 30, 1996 as compared to providing $16,066,000 by financing activities for the nine months ended September 30, 1995 which related primarily to the proceeds received from the issuance of common stock in connection with the Company's initial public offering in August 1995.

         The Company has announced its intent to acquire the remaining 30% equity of HNS effective January 1, 1997 for approximately $7.2 million consideration, of which approximately $3.0 million is in cash and $4.2 million is in the Company's common stock. (See Subsequent Event.)





                                   FORM 10-Q

         The Company is investing in a new telephone system which commits the Company to a capital expenditure of approximately $1.0 million during the next three months. The Company currently has no other material commitments for capital expenditures.

         The accompanying balance sheet reflects a $4.1 million royalty receivable from SSA relating to certain minimum royalties under a distribution arrangement. It is possible that underlying EDI sales from SSA might not be sufficient to justify the Company's recognition of the entire fourth quarter minimum royalties of $1.7 million. In this case, there is a possibility that the Company could experience a shortfall in reported software revenue. Nevertheless, in October 1996, SSA remitted the entire 1996 minimum royalty payment of $5.8 million.

         Management expects that the Company will continue to be able to fund its acquisitions, operations, investment needs and capital expenditures through cash flows generated from operations, cash on hand, debt borrowings and additional equity capital. Management believes that outside sources for debt and additional equity capital, if needed, will be available to finance expansion projects and any possible large acquisitions. The form of any financing will vary depending upon prevailing market and other conditions and may include short- or long-term borrowings from financial institutions, or the issuance of additional equity securities. However, there can be no assurances that funds will be available on terms acceptable to the Company.

SUBSEQUENT EVENT

         On October 28, 1996, the Company announced its intent to purchase the remaining 30% equity in HNS from BellSouth Telecommunications ("BellSouth") and other minority shareholders for approximately $7.2 million in consideration. The Company will pay BellSouth $1.5 million in cash and approximately $4.2 million in Harbinger common stock and approximately $1.5 million in cash to the other minority shareholders. Management announced that it anticipates a first quarter 1997 charge of between $6.0 million and $7.5 million as a result of the combination related to in-process R&D charges and associated integration costs.

         This Form 10-Q includes "forward looking" statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 related to the Company that involve risks and uncertainties including, but not limited to, quarterly fluctuations in results, the management of growth, market acceptance of certain products and other risks. For further information about these and other factors that could affect the Company's future results, please see the Company's reports filed with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended December 31, 1995. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward looking statements.





                                   FORM 10-Q

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit 11.  Computation of earnings per share

                 Exhibit 27.  Financial Data Schedule (for SEC use only)

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 1996.





                                   FORM 10-Q

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HARBINGER CORPORATION





Date:            11/12/96                            /s/ C. Tycho Howle
      -------------------------------       -----------------------------------
                                            C. Tycho Howle
                                            Chairman & CEO
                                            (Principal Executive Officer)

Date:            11/12/96                            /s/ Joel G. Katz
      -------------------------------       ----------------------------------
                                            Joel G. Katz
                                            Vice President, Finance
                                            (Principal Financial Officer;
                                            Principal Accounting Officer)


                                   FORM 10-Q
                                 PAGE 17 OF 18