Form 10-K
period 1996-12-31
HARBINGER CORP
filed 1997-03-31
CIK 947116

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            -----------------------

                                   FORM 10-K

                            -----------------------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from              to
                                        ------------    --------------

                        COMMISSION FILE NUMBER:  0-26298

                             HARBINGER CORPORATION
              (exact name of registrant specified in its charter)

           Georgia                                       58-1817306
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       1055 LENOX PARK BOULEVARD                           30319
           ATLANTA, GEORGIA                              (zip code)
(Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (404) 467-3000

                            -----------------------

          Securities registered pursuant to Section 12(b) of the Act:


         Title of each class              Name of exchange on which registered
         -------------------              ------------------------------------
Common Stock, par value $.0001 per share      The Nasdaq National Market


                            -----------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              -----

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 18, 1997 as reported by The Nasdaq Stock Market, was approximately $329,682,955. The shares of Common Stock held by each officer and director and by each person known to the company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 18, 1997, Registrant had outstanding 19,007,855 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 and Current Report on Form 8-K/A filed March 14, 1997 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 1997 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I


ITEM 1.          BUSINESS.

         Harbinger Corporation ("Harbinger" or the "Company") is a leading worldwide provider of electronic commerce products and services to businesses and offers comprehensive, customizable, standards-based electronic commerce solutions. Harbinger develops, markets and supports software products and provides computer communications network and consulting services which enable businesses to engage in electronic commerce. These electronic commerce solutions are provided over the Harbinger value-added network ("VAN") or the Company's Internet Value-Added Server ("IVAS"), or directly over standard telephone lines, the Internet, or private internal computer networks known as Intranets. Harbinger offers software products that operate on multiple computer platforms, secure and reliable computer networks to facilitate the transmission of business information and transactions, and value-added products and services to enable businesses of all sizes to maximize the number and value of their electronic trading relationships.

         The Company's products and services facilitate electronic commerce ("EC") and electronic data interchange ("EDI") by businesses and financial institutions by providing the ability to electronically transmit and receive routine business information and documents in a standard format. The Harbinger VAN and IVAS serve as electronic communications links for computer systems by receiving, storing and forwarding electronically transmitted business documents and data for re-transmission in a form that can be received and interpreted by the computer of another commercial business. The method of document exchange is user configurable by trading partner and by document type (such as purchase order, invoice, quote and similar business documents). Both the Harbinger VAN and IVAS provide encryption and other document management and security methods to allow documents to be exchanged securely and reliably. Harbinger facilitates the electronic link to its computer communications network through its electronic commerce software packages for use in a broad range of computing environments, including DOS, Windows (3.x, 95 and NT), UNIX, IBM AS/400 midrange and IBM MVS mainframe platforms. The Company also provides professional services to assist businesses in the installation and customization, operation and maintenance of their electronic trading relationships.

ELECTRONIC COMMERCE AND EDI

         Electronic commerce involves the automation of business transactions through the use of telecommunications and computers to exchange and electronically process commercial information and transactional documents. Electronic commerce typically involves the use of a third-party or private value-added computer network to perform EDI, electronic funds transfer ("EFT"), electronic forms, and bulletin board and electronic catalog services. EDI is a cornerstone of electronic commerce and has historically been the source of the majority of the Company's revenue. The advantages of EDI include one-time data entry, reduced clerical workload and the elimination of paper records, rapid, accurate and secure exchange of business data, and reduced operating and inventory carrying costs. EDI facilitates uniform communications with different trading partners in different industries, including customers, suppliers, common carriers, and banks or other financial institutions.

         EDI Transaction Flow. In a typical EDI transaction, a trading partner (the ''sending partner'') first creates with its computer, either manually or electronically, the business data used for the completion of a particular set of documents, described by EDI standards as a transaction set. Transaction sets include requests for quotes, quotes, purchase orders, invoices, shipping notices, and other related documents and messages. Second, a translation software program on the sending partner's computer converts the document or transaction set into a standard EDI format. Third, this information is electronically transmitted through telecommunications links from the sending partner's computer to a central computer system that serves as a value-added network shared by many trading partners. Value-added networks receive documents for subsequent delivery to the intended trading partner (the ''receiving partner''), and connect many types of computer hardware and communications devices, convert multiple transaction sets from one industry standard to another, and maintain security by reducing the possibility of one trading partner obtaining unauthorized access to another computer.

         Trading Communities.   Groups of companies that regularly trade with
each other generate significant repetitive business transactions. These existing trading communities are natural prospects for implementation of EDI. The expansion of EDI has been possible through the establishment of repetitive transactions using two major standards, ANSI X12 in the United States and EDIFACT in the rest of the world. In addition, there are now subsets of these standards used in specific industries such as automotive, banking, chemical, financial, grocery, healthcare, petroleum, retail and utilities. The adoption of EDI as an accepted means of transmitting business documents and data has also occurred, in part, because many trade organizations or groups and many large companies within a trading community increasingly recommend or require their member organizations or trading partners to adopt and use EDI as the primary method of communicating business documents.

         Hubs and Spokes. Large companies within a trading community often are described as ''hubs'' and their trading partners as ''spokes.'' A hub company and its trading partners communicate through electronic networks. These can be third party networks and, for a few larger businesses, private networks owned and operated by the hub company. Hub companies often initially justify EDI programs with direct cost savings to reduce the administrative handling costs and to eliminate data entry errors of the documents that they send and receive from trading partners. Advanced EDI implementations by a hub company may be more strategic in nature, being utilized as enabling technologies for business processes such as supply chain management and just-in-time (JIT) manufacturing, and efficient customer response (ECR) and vendor managed inventory (VMI) in retailing. For these reasons, a hub company often adopts as a stated business objective that all of its trading partners use EDI as the principal means of communicating business documents. Spoke companies, in turn, often expand the electronic commerce community by also requesting or requiring their other trading partners to communicate through EDI. This expanding number of trading partners adopting EDI results in the establishment of distinct trading communities comprising potential software customers and network subscribers for EDI services.

         According to International Data Corporation, the worldwide market for electronic commerce was an estimated $1.5 billion in revenues in 1995 and is estimated to increase to almost $4.0 billion by 2000, an average annual growth rate of approximately 21%. Furthermore, it is estimated by The EDI Group, Ltd. that of the 3 million U.S. companies with five or more employees, approximately 120,000 have elected to date to make use of EDI. Although many of these current users of EDI are members of defined trading communities, the Company believes that many members of these trading communities have not widely adopted electronic commerce solutions to address their method of transacting business. Acceptance of electronic commerce and expansion within trading communities will depend on various factors, such as the extent of automation in the industry, the degree to which hub companies require electronic trading from their trading partners, the level of computer sophistication of businesses in the trading community, the frequency of transactions among trading partners in the community and the economic benefits derived from the trading community by implementing electronic trading. To date, EDI has minimal penetration in small companies because the majority of EDI solution providers do not (i) provide an affordable, easy to use, cross-platform solution, (ii) offer a complete suite of services, (iii) provide tailored solutions for a wide range of industries,
(iv) employ active mass deployment strategies to encourage the widespread adoption of EDI, and (v) address the unique and ongoing needs of smaller trading partners.

THE HARBINGER SOLUTION

         The Harbinger solution to addressing electronic commerce is based on the following five components which are designed to build trading partner relationships and generate recurring revenue and which the Company believes differentiate it from its competitors in the market.

         - Mass Deployment Services. The Company provides mass deployment services to hub companies to permit them to plan, manage and deploy EDI and electronic commerce solutions to spoke companies within trading communities through the use of trading partner conferences and direct marketing services.

         - Comprehensive Product Offering. The Company offers a range of electronic commerce software solutions for trading communities, including a suite of fully scaleable EDI translation software, EDI modules for supply chain management, its IVAS solution, and web site creation and management software for small businesses.

         - Trading Relationship Management Services. The Company provides a range of trading relationship management services, including installation assistance, trading partner certification and rules, and services such as customization, training and consulting.

         - Vertical Market Expertise. The Company has developed vertical market expertise in selected industries such as aerospace, automotive, electronics, financial services, food and beverage, government, healthcare, heavy manufacturing, petroleum/chemicals, retail and utilities.

         - Flexible, Secure Network Architecture. The Company has developed a combined network architecture utilizing the VAN and the IVAS which permits secure and reliable network and secure Internet communications to facilitate the transmission of business information and transactions.

STRATEGY

         The Company's objective is to be a leading worldwide provider of electronic commerce solutions to businesses of all sizes by offering a full spectrum of products and services to enable customers to transact business on the Internet, Intranets and through the Harbinger networks with a focus on building trading partner relationships and generating recurring revenue by increasing the number of subscribers to its network. The Company's strategy to achieve this objective includes the following key elements.

         Focus on Marketing to Trading Communities. Harbinger seeks to establish new and larger trading communities by (i) developing marketing and technical competence within specific industries by understanding the needs of major trade organizations or hub companies in the industry, and the trading customs and practices of their trading partners, (ii) working closely with trading partners to define software and computer systems requirements, (iii) developing trading community solutions to meet the needs of trading partners in these markets, and (iv) providing a wide offering of value- added, high-quality services to facilitate the adoption and implementation of EDI and other electronic commerce solutions throughout these industries.

         Provide a Comprehensive Range of Integrated Products and Services.
The products and services offered by the Company include EDI and electronic commerce software for use on numerous computing platforms, value-added network transaction processing, software programming and customization services, customer support and training, and implementation and consulting services. The Company designs its products with significant ease-of-use features and is in the process of completing development efforts to integrate technologies acquired from SupplyTech, INOVIS and NTEX with its existing software products.

         Deliver Superior Customer Support Services. Harbinger offers extensive customer service, consulting and support to trading partners to assist in the operation and use of the Company's network services and its software products. The ease-of-use of the Company's products, focus on solutions that address specific vertical market needs, and extensive support services attract new customers with limited EDI expertise and encourage greater utilization of the Company's products and services by existing customers, thereby increasing recurring revenues through greater transaction flow.

         Capitalize on Electronic Commerce on the Internet. The Company formed HNS in 1994 to develop EDI products and services for the Internet. Through its acquisition of HNS, the Company now directly offers a suite of products and services to facilitate electronic commerce using the Internet. The Company expects to use the IVAS family of products to develop and market a comprehensive range of products and services directed at delivering electronic commerce solutions to business customers over the Internet, private Intranets or the Company's networks.

         Pursue Strategic Acquisitions and Alliances. The Company's strategy is to enter new vertical markets, penetrate additional geographic markets and expand its product and service offerings. The Company will continue to seek to acquire complementary technologies and businesses. The Company has in the past completed acquisitions to address other electronic commerce opportunities on the Internet, enter new vertical markets, acquire complementary technologies and further penetrate international markets. The Company also actively seeks strategic alliances with leading telecommunications companies, software application developers and computer system suppliers to resell, distribute and co-market the Company's electronic commerce software products and network services.

         Penetrate International Markets. The Company intends to aggressively pursue international electronic commerce opportunities. Harbinger believes that a significant component of its strategy is to provide electronic commerce and EDI products and services to markets outside the United States. Through acquisitions of INOVIS in Germany, NTEX in the Netherlands and STI's subsidiaries in the United Kingdom, Italy and Australia the Company has increased its support capabilities and product distribution in Europe. In December 1996 the Company entered into an agreement with Brazilian- based Teledata Informacoes & Technologia, S.A. ("Teledata") to provide Harbinger's electronic commerce and EDI services throughout Brazil. Harbinger also entered into an agreement in December 1996 with Commercio Electronico Ltd., an affiliate of Teledata, to distribute the Company's products in the rest of South America, and now has a presence in Mexico through SupplyTech. Under the Company's relationship with Sprint International Communications Corporation ("Sprint"), the Harbinger network software has been licensed for use by various government agencies in the People's Republic of China and Poland. The Company intends to aggressively pursue international electronic commerce opportunities.

PRODUCTS AND SERVICES

         The Company offers a comprehensive range of electronic commerce products and services for entire trading communities. These Company offerings are divided into three categories, providing electronic commerce solutions for large companies, solutions designed for small and mid-sized companies, and
services for entire trading communities engaged in electronic commerce.   The
following chart summarizes the functions and platforms of the Company's principal electronic commerce software products and includes a description of the services available to software customers and network subscribers:

              PRODUCT NAME                                 FUNCTION                             COMPUTER PLATFORM
-------------------------------------   -----------------------------------------------     --------------------------
   SOLUTIONS FOR LARGE BUSINESSES
         TrustedLink Enterprise         EDI  communications,  document management  plus     UNIX, IBM AS/400, IBM
                                        import/export of data from software                     MVS, Windows NT
                                        applications

         STX                            EDI  communications,  document  management  and     DOS, Windows, IBM MVS, IBM
                                        forms  creation,  plus  import/export  of  data          AS/400, DOS/VSE
                                        from software applications

         TrustedLink Guardian           Data encryption and communications software            Windows 95/NT, UNIX
                                        for transmitting EDI  documents over the
                                        Internet

         TrustedLink Mapping            Mapping tool, integrate EDI software with                    Windows
         Workbench                      specific applications

         Internet Value Added           Intermediation, archival,  standards compliance          Unix/Windows NT
         Server (IVAS)                  and trusted third party services via the
                                        Internet

         STMAP                          Mapping software, translate/reformat EDI data        DOS, Windows, UNIX, IBM
                                        between STX and internal applications                          MVS

         EDI*Benchmark and              EDI Translation Software                                 IBM MVS, DOS/VSE
         EDI*Central

   SOLUTIONS FOR SMALL AND MID-SIZE
      BUSINESSES

         TrustedLink Commerce           EDI  communications,  document  management  and       DOS, Windows, Windows
                                        forms  creation,  plus  import/export  of  data               95/NT
                                        from software applications


              PRODUCT NAME                                 FUNCTION                             COMPUTER PLATFORM
------------------------------------    -----------------------------------------------       ----------------------
         Harbinger Express              Software  allowing  users   with  only  a   web       Web browser on Windows
                                        browser to send and receive EDI documents

         STFORMS                        Software for customizing the format of EDI                   Windows
                                        documents

         STSECURITY                     Software for encrypting EDI documents for                    Windows
                                        transmission over the Internet

         TrustedLink Banker             Small business cash management activities,                 DOS, Windows
                                        EFT, wire transfers, direct deposits and
                                        debits

         TrustedLink Distributor for    EDI communications, document management and                  Windows
            Petroleum                   forms creation specific for the Petroleum
                                        Industry

         Third Party Ticket System      Translation of EDI documents to facilitate                   Windows
                                        ownership tracking for petroleum companies

         ESRS                           Solution  for  complying  with  retail   vendor            DOS, Windows
                                        shipping requirements

         STBAR                          Bar code labeling software                                 DOS, Windows

         Pronto                         Software  for  profiling  suppliers  to  submit            DOS, Windows
                                        response to bids

         TrustedLink INP                Software  permitting  rapid  development  of  a              Windows
                                        World Wide  Web site for  promoting and selling
                                        products and services via the Internet



                    SERVICES                                                  DESCRIPTION
---------------------------------------     -----------------------------------------------------------------------------
             Value-Added Network            Fault tolerant,  store and  forward, retrieval services,  protocol conversion,
               Services                     electronic mail box

             Internet Value-Added           Intermediation,  archival,  standards  compliance manufacturing,  and  trusted
               Server (IVAS) Services       third party services via the Internet

             Harbinger Net Access           Internet access

             EDI to Fax Services            Translation of EDI documents to fax format

             Trading Partner Certification  Information  seminars,  support materials,  testing  and  confirmation of  EDI communications with trading partners

             Trading Partner                Creation  of trading partner packs for  users to exchange documents with other
               Implementation Service       trading partners

             Customer Support               Telephone   hotline,  support  documentation,  network  transmission  support, electronic software updates

             Consulting and                 Development  of computer  programs needed  to integrate  EDI with  a customers
               Programming Services         other software applications

             Bid Filtering and Profiling    Service which matches government bids with product suppliers.
                Service

             FAX-2-EDI                      Service  which  converts  FAXes to  EDI  format for  submitting  to government agencies

SOLUTIONS FOR LARGE BUSINESSES

         TrustedLink Enterprise and STX for High-End Computing Platforms. The TrustedLink Enterprise and STX products permit fast receipt and transmission of EDI documents and support a comprehensive range of EDI standards across all major computing platforms. The Company offers these products for MVS mainframe, AS/400, UNIX and Windows NT. The products facilitate the creation and control of business documents, such as order forms and invoices in complex client/server computing environments and provides data linking and messaging functions which act as a gateway to update a trading partner's accounting system. The products also offer a mapping, translation, communication and trading partner management tools and utilize standard EDI formats.

         TrustedLink Guardian.   TrustedLink Guardian is an open,
standards-based solution for enabling secure EDI over the Internet. TrustedLink Guardian is available for both UNIX and Windows systems. It consists of messaging, security, authentication and management modules which automatically integrate with the Company's existing EDI translators.

         Internet Value-Added Server (IVAS).   Similar to the Harbinger VAN,
the Company's IVAS offers many of the same value-added services over the Internet. The IVAS provides intermediation, archiving, standards compliance monitoring and third-party services via the Internet. In conjunction with the Company's VAN, the IVAS permits participants in a trading community to select the desired communications transport mechanism for individual documents of a typical EDI transaction. IVAS/P is tailored for public operators desiring to offer electronic commerce services in their local market, while IVAS/E is intended for large enterprises directly operating a server platform to link members of the enterprise's trading community typically through a private Intranet. IVAS is also offered as a product for license by end users.

         Mass Deployment Services. Harbinger offers mass deployment services to trade organizations or hub companies within selected industries to establish and promote the growth of trading communities. Initially, the Company develops marketing and technical competence within an industry by learning the trading customs and practices of their trading partners. The Company then defines the software and computer system requirements for the promotion of electronic commerce in the trading community. These definitions are used to develop standard and customized software products to meet the needs of trading partners within their own markets. These products are complemented by an array of services to facilitate the adoption and implementation of EDI and other electronic commerce services throughout that industry.

         Web Application Services. Harbinger offers an array of electronic commerce products and services for the World Wide Web. This includes the design and creation of customized web sites and the hosting of these sites. The hosting service is designed for large companies that desire high levels of security, reliability, and customer support. Other services included are domain name registration, usage statistics, web registration with Internet directories and Common Gateway Interface development.

    SOLUTIONS FOR SMALL AND MID-SIZE BUSINESSES

         TrustedLink Commerce. The TrustedLink Commerce product family is designed for small to mid-sized companies which are new to electronic commerce. The products perform the critical tasks to create, format and electronically transmit and receive business documents and data between trading partners. The products convert a customer's documents and data into EDI format, translate the document to a standard form for use with the designated trading partner, transmit the information to the Harbinger networks or Internet, and convert EDI documents and data received from their trading partners into a format that may be interpreted by the user's personal computer. Additionally, TrustedLink Guardian, which provides encryption and decryption for secure transmission over the Internet, can be used with TrustedLink Commerce for Windows 95, NT Workstation and TrustedLink Enterprise for UNIX, enabling a variety of communication options.

         STX Translation Software. These EDI translation software programs for DOS and Windows allow companies to exchange business documents electronically. The products are network independent with a large number of predefined network connections available. They provide for automatic operation of EDI functions without operator intervention, including scheduling to send and/or receive EDI transactions, translating application files to an EDI format or translating EDI files to an application-file format, and printing or deleting transactions. Products in the STX family include STFORMS which enables the user to customize the format of EDI documents, STBAR which allows the entry of data via bar scanning and STSECURITY which allows users to perform secure EDI over the Internet. Additionally, STMAP mapping integration software allows users to download EDI data seamlessly from an application already integrated with STX and to move data electronically between internal programs and EDI applications.

         Harbinger Express. Harbinger Express allows small and mid-size businesses to perform EDI and electronic commerce using a web browser. The product is designed for companies that conduct low EDI transaction volumes and have limited requirements for integrating with other software applications. Harbinger Express translates EDI documents into an HTML form which can be accessed by the trading partner via the Internet. Harbinger Express users can also initiate EDI documents simply by filling out a browser-based HTML form at the Harbinger Express Website. The product converts the resulting document into EDI format and transmits it to the receiving trading partner over the Harbinger networks or the Internet.

         TrustedLink INP. TrustedLink INP allows a user to establish an instant presence on the Internet through the creation of a web site for the business user. Users create their web site by entering information in an interview format. The user can then preview their site using the included Netscape Navigator software and finally publish the site to Harbinger's IVAS web hosting service. TrustedLink INP includes an electronic catalog and purchase order system for conducting commerce over the Internet.

         TrustedLink Banker.   TrustedLink Banker allows a user to access its
bank records through the Harbinger networks and translates documents and data through industry standard formats. Businesses use TrustedLink Banker to access balance and transaction histories for various financial accounts, perform electronic funds transfers between financial accounts (within a single bank or among banks), register stop payments, write checks, reconcile accounts, send and receive messages to and from financial institutions, perform budgeting and cash flow analysis, and schedule activities by means of an electronic calendar. The product is also used to perform direct deposits into payroll accounts, fund tax payments and direct debit transactions and perform funds transfers. Banks and financial institutions access the Harbinger network to exchange information, electronic mail and messages with their trading partners.

         Trading Partner Packs and STX Forms Overlays.   Harbinger develops
custom software templates, known as Trading Partner Packs and STX Forms Overlays, to conform with guidelines and parameters identified by the major purchasers and suppliers within various trading communities. For example, Harbinger can customize its software to utilize only a specified subset of the ANSI X12 or EDIFACT standard that the major trading partners have defined for the trading relationship. In this way, each trading partner is assured that only the data elements that the trading partners expect are sent and received. The Company distributes these customized products to help hub companies expand the acceptance of EDI among trading partners. Harbinger maintains an extensive library of Trading Partner Packs and STX Forms Overlays.

    SERVICES FOR ENTIRE TRADING COMMUNITIES

         Value-Added Network Services.   Harbinger operates its VAN and IVAS as
value-added networks that provide the central point for document and data receipt, translation and transmission and serve as a communication link between the members of a trading community. With more than 34,000 revenue generating customers, Harbinger believes that its VAN is one of the largest EDI networks in the United States as measured by the number of billable subscribers. Harbinger offers trading partners a wide range of network services including batch communication of purchase orders, invoices, shipping confirmations, e-mail between trading partners and electronic catalogs. The Company believes that its value- added network offers several advantages to trading partners, including protocol conversion, transmission speed conversion, flexibility in mail pick-up and drop-off times, and security and reliability. The Company provides network services pursuant to subscriber agreements which can be terminated by either party without cause at any time with 30 days written notice. Customers are required to pay for services in accordance with the then applicable service fees, which include set-up fees, monthly mailbox fees and transaction fees. No minimum revenue commitment or annual fee is required.

         Consulting and Programming Services.   Harbinger technical consultants
work with trading communities to create the functional specifications to develop computer programs necessary to integrate EDI with other software applications. This process, known as ''mapping,'' requires the identification of internal data file and record formats along with the creation of functional specifications to integrate EDI with trading partner applications. Harbinger also provides software programming services to trading communities to create the application interface programs necessary to translate data into and out of EDI standards.

         Trading Partner Implementation and Certification.   Harbinger offers
several programs to assist its hub customers in maximizing the use of EDI and electronic commerce among its trading partners. These programs communicate the advantages of EDI and electronic commerce to potential trading partners of a major hub, regardless of size, and include information seminars, support materials and the trading partner certification program. This program assists trading partners in installing, testing and confirming EDI capabilities with hub companies using the Harbinger networks.


         Customer Training.   Harbinger offers training classes for various
stages of EDI implementation by trading partners. These classes provide instruction on the use of the Company software products operating either alone or together with other application software. The classes explain the basics of EDI and its integration with other application software and provide basic information for creating application interface programs to connect trading partners.

         Customer Support Services. Harbinger provides extensive customer service and support to trading partners on the use and operation of its software products and the business processes associated with electronic commerce. The Company's support of EDI communication standards enables its customer support personnel to perform file transfers to analyze problems on a customer's computer system and to transmit software or EDI standard updates to a customer where necessary.

SALES AND MARKETING

         The Company's principal marketing strategy focuses on establishing and expanding the number of trading partners using the Harbinger networks and software products. The Company seeks to target trading communities composed of electronic trading partners in common industries or markets conducting recurring business transactions. To achieve this objective, the Company has developed a three-tiered sales and marketing program. First, the Company identifies potential hub companies that either seek to formulate an EDI program, or that have made the decision to implement EDI. The Company representatives meet with the hub company and discuss the procedure for establishing EDI relationships with trading partners. Second, the Company contacts the hub company's trading partners through seminars and by telemarketing, informing these parties of the EDI requirements of the hub company and implementation procedures. The Company schedules and conducts half-day information seminars with potential trading partners of a major hub company highlighting the benefits of EDI and electronic commerce, explaining the hub organization's EDI initiative, and demonstrating the Company's products and services. Representatives of the hub company generally attend these seminars to present their EDI recommendations and requirements. Third, Harbinger uses telemarketing, direct mail and advertising activities that are targeted at potential customers who are not trading partners of a specific hub. The Company's marketing and sales activities are centered around the implementation of EDI within these trading communities through hub and spoke programs, particularly within selected vertical markets.

         Harbinger also markets and sells its products through distributors in the United States and numerous international markets. Through the Marketing Partners Program the Company has established alliances with application software developers, systems integrators and value-added resellers of computer products. The Company's objective is to integrate Harbinger's products with those of its Marketing Partners and to promote distribution of Harbinger software along with products and services sold by its Marketing Partners. The Company markets and distributes its TrustedLink Banker products and related services through commercial banks and holding companies and bank processors, and directly to the customers of certain banks and financial service organizations. The Company's markets TrustedLink INP through a private-label distribution agreement with Peachtree Software as well as through its World Wide Web site, from where customers can download an evaluation version of the software.

         As of January 31, 1997, the Company employed approximately 185 sales and marketing personnel who concentrate their efforts in direct sales of the Company software products and services. The Company is in the process of training and educating these new sales personnel on the range of its products and services and obtaining from them an understanding of the new markets made available through the acquisitions. Management believes that the addition of these sales persons will allow the Company to expand many of its product and service offerings into additional trading communities. The Company's compensation strategies are designed to reward sales personnel based upon sales to new customers and the sale of additional products and services to existing customers. In addition to the Company's internal sales and marketing personnel, the Company markets its products through several licensees, distributors and co- marketers.

CUSTOMERS AND MARKETS

         The Company provides services to a wide range of hub companies and their trading partners in numerous markets targeted by the Company in the United States and internationally. Existing hub customers (grouped by industry) include the following:

         ELECTRONICS
         -----------
                                                 PETROLEUM/CHEMICALS                   GOVERNMENT
                                                 -------------------                   ----------
         Compaq Computer                         Amoco                                 GSA
         Hitachi
                                                 Chevron                               GATEC
         Digital Equipment Corporation
                                                 Exxon                                 Environmental Protection Agency
         Honeywell
                                                 Dupont                                State of California
         Texas Instruments                       Eastman Kodak                         State of Minnesota
         Westinghouse
                                                 Mobil                                 VA
         Hewlett-Packard                         Sunoco                                IRS
         Apple                                   Shell                                 DOD
         Lucent                                  Pennzoil                              DOT
         Mitsubishi                              Texaco                                Department of Commerce
         IBM                                     Dow Chemical                          United States Postal Services
         NEC America                             PPG
         TRW
         Phillips
         Arrow

         AUTOMOTIVE                              HEALTHCARE                            RETAIL
         ----------                              ----------                            ------

         Ford
                                                 Abbott Labs                           Sears
         Chrysler                                Eli Lilly                             Kmart
         GM
                                                 Upjohn                                Walmart
         Dana Corp.                              Baxter International                  Calvin Klein
         Allied Signal                           Johnson & Johnson                     Bon Ton Stores
         TRW                                     Curtis Mathes                         Ross Stores
         Schlumberger
                                                 University Hospital                   May & Company
         VW
                                                 Sercies Corp.                         Boscov's Department Stores
         Johnson Controls                        Tenet Healthcare                      Crowley's Department Stores
         Federal-Mogul Corp.

         HEAVY MANUFACTURING                     FINANCIAL SERVICES                    FOOD AND BEVERAGE
         -------------------                     ------------------                    -----------------

         Caterpillar
                                                 Bank of America                       Phillip Morris
         John Deere                              Barnett Banks                         Anheuser-Busch
         Steelcase
                                                 Deposit Guaranty                      A-Hold (Tops, BiLo)
         United Technologies                     First of America                      Nestle's
         Alcoa                                   Premier Bank (Bank One)               Pepsi
         Illinois Power                          Firstar                               Seagrams
         Ingersoll
                                                 Westamerica
         GE
         Freightliner
                                                 AEROSPACE                             UTILITIES
                                                 ---------                             ---------

                                                 Boeing                                ConEd
                                                 Rockwell                              Southern Company
                                                 Northrup/Grumman                      Commonwealth Edison
                                                 Lockhead/Martin                       Southern California Edison
                                                 United Technolgies                    Pacific Gas & Electric
                                                 Allied Signal                         Illinois Power


STRATEGIC RELATIONSHIPS

         The Company actively seeks strategic alliances with leading telecommunications companies, software application developers and computer system suppliers. The Company entered into a relationship with UNISYS Corporation in December 1996 to remarket the Company's suite of electronic products and services in North America. Through an alliance with Peachtree Software in August 1996, the TrustedLink INP product is bundled as part of the Peachtree Business Internet Suite, allowing the user to create a web site that may include the customer's catalog and company information. The resulting web sites are hosted on the Company's IVAS. In December 1996 the Company entered into an agreement with Brazilian-based Teledata to provide Harbinger's electronic commerce and EDI services throughout Brazil. Harbinger also entered into an agreement in December 1996 with Commercio Electronico Ltd., an affiliate of Teledata, to distribute the Company's products in the rest of South America. The Company has a Marketing Partners Program to establish alliances between the Company and application software developers, systems integrators and value-added resellers of computer products.

         Harbinger is also a party to licensing and co-marketing agreements for distribution of its products and services. Under an Alliance Agreement with SSA, the Company has licensed its IBM AS/400, UNIX and PC-based EDI software and related tools and utilities for remarketing to licensees of SSA's BPCS software products. SSA pays Harbinger a royalty based on net fees realized by SSA from the sale of software, related maintenance and support, and migration fees payable when a customer upgrades from one computer platform to another. The Company is also a party to an agreement with Sprint pursuant to which the Company has licensed its PC and network system software to permit licensees to remarket the PC-based software and to implement their own value-added network. Under the Sprint relationship, the network system software has been licensed for use by various government agencies in the People's Republic of China and Poland. Additionally, Sprint uses Harbinger's existing network for Sprint's own EDI service. These licenses and marketing agreements generally provide for payment by the licensee of an initial license fee, recurring transaction and network service and maintenance fees, and license fees based on the distribution of the Company's software programs.

PRODUCT DEVELOPMENT

         The Company continues to assess the needs of trading partners in various trading communities and to develop software programs and network services which facilitate electronic commerce transactions over the Harbinger VAN and IVAS or directly over standard telephone lines, the Internet, or private Intranets. The Company's product development efforts currently are focused on providing a full range of electronic commerce solutions to Harbinger customers. The Company is in the process of integrating software products and technologies from acquired businesses with the Company's other software products by combining the most favorable features of the products and maintaining common translation software to facilitate the transfer of information and data between operating environments. The Company's Internet products are being designed to permit increased security and reliability for transmitting commercial data over the Internet by using the Company's VAN and IVAS and supplementing it with additional software encryption measures. These products may also allow Internet users to access the Company's networks in order to provide a greater level of reliability of accurate data transmission than otherwise available by using the Internet alone.

         The Company is in various stages of development for other software applications, including electronic messaging, bar code integration to facilitate the shipping and receiving of goods, an enhanced mapping product to allow users to customize their EDI data to existing software applications, and foreign translations of the Company's software products for distribution in international markets.

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

         The market for Internet software and services is emerging and highly competitive, ranging from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than the Company. The Company believes that existing competitors are likely to expand the range of their electronic commerce services to include Internet access, and that new competitors, which may include telephone companies and media companies, are likely to increasingly offer services which utilize the Internet to provide business-to-business data transmission services. Additionally, several competitive network service providers allow their subscribers access to the Internet, and several major software and telecommunications companies have Internet access services. If the Internet becomes an accepted method of electronic commerce, the Company could lose network customers which would reduce recurring revenue from network services and have a material adverse effect on the Company.

         Competitors that offer products and/or services that compete with various of the Company's products and services include, among others, Advantis Systems, Inc. (a joint venture between Sears, Roebuck & Co. and IBM); AT&T; Computer Associates International, Inc.; EDS; General Electric Information Systems; Premenos Technology Corp.; QuickResponse Services, Inc.; Sterling Commerce, Inc. and a joint venture between British Telecommunications Plc and MCI Communications Corporation; as well as the internal programming staffs of various businesses engaging in electronic commerce. The Company believes that the principal competitive factors in the commercial electronic commerce industry include responsiveness to customer needs, efficiency in the delivery of solutions, ease of product use, quality of service, price and value. The Company believes it competes favorably with regard to these factors.

INTELLECTUAL PROPERTY RIGHTS

     In accordance with industry practice, the Company relies primarily on a combination of copyright, patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials principally under trade secret and copyright laws, which afford only limited protection. The Company presently has one patent for an electronic document interchange test facility and patent applications pending for an EDI communication system. The Company routinely enters into non-disclosure and confidentiality agreements with employees, vendors, contractors, consultants and customers. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that competitors will not independently develop similar technology. The Company believes that, due to the rapid pace of innovation within the electronic commerce, EDI and related software industries, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. The Company does not believe that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. From time to time, the Company has received notices which allege, directly or indirectly, that the Company's products or other intellectual property rights infringe the rights of others. The Company generally has been able to address these allegations without material cost to the Company. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in electronic commerce grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be able on terms acceptable to the Company or at all, which could have a material adverse effect on the Company.

     The Company entered into an agreement to cease use of its InTouch mark after May 31, 1996. The Company adopted a new mark, TrustedLink, to use in lieu of the InTouch mark.

RECENT DEVELOPMENTS

         In January 1997, the Company consummated a merger with SupplyTech, Inc. and its affiliate (collectively, "SupplyTech"). SupplyTech provides EC software products and services under the "STX" brand. The acquisition allowed the Company to expand into trading communities in the automotive, retail, aerospace and heavy manufacturing industries markets. In addition to being one of the largest providers of PC-based EDI translation software in the United States, SupplyTech also has operations in the United Kingdom, Italy, Australia and Mexico. The merger was accounted for as a pooling-of-interests. Management of the Company anticipates that this merger will broaden the Company's markets and customer base, add complementary products and technologies, strengthen its ability to offer electronic commerce software and services to its customers and diversify its revenue base. SupplyTech now operates under the name Harbinger SupplyTech.

         In January 1997, the Company completed the purchase of the $3 million convertible subordinated debenture ("BST Debenture") from BellSouth Telecommunications ("BellSouth Telecommunications") and the purchase of the remaining equity in HNS from other shareholders. Through this acquisition, the Company obtained products designed to address opportunities for using the Internet as a communications vehicle to perform electronic commerce transactions. HNS was formed by the Company in 1994 to develop EDI products and services for the Internet, and prior to 1997 operated as a joint venture with BellSouth Telecommunications in which the Company held an approximately 66% fully-diluted equity interest.

         In April 1996, the Company acquired INOVIS GmbH & Co., headquartered in Germany, which provides electronic solutions and catalog-based online shopping systems with a focus in the media, publishing and consumer goods industries. To enhance its international presence, in April 1996 the Company also acquired NTEX Holding BV and its software development lab located in the Netherlands. NTEX provides a web hosting application manager and other Internet software tools designed to address the evolving international standards in EDI and electronic commerce, with a focus in the shipping, education, healthcare and agriculture markets.

         The Company also completed two other acquisitions during 1996, the acquisition of the remaining outstanding interests in Harbinger N.V. and the acquisition of Comtech Management Systems, Inc. These transactions are not expected to have a significant impact on the Company's financial position or results of operations.

EMPLOYEES

         As of January 31, 1997, the Company had approximately 680 full-time employees, including SupplyTech and HNS employees. Approximately 147 are technical personnel engaged in maintaining or developing the Company's products or performing related services, approximately 185 are marketing and sales personnel, approximately 262 are customer support and operations personnel, and approximately 86 are involved in administration and finance.

         The current executive officers of the Company and their ages as of March 31, 1997, are as follows:

                       NAME                    AGE                        POSITION
             -----------------------           ---         ---------------------------------------
             C. Tycho Howle                     47         Chairman of the Board of Directors

             David T. Leach                     46         Chief Executive Officer and Director

             James C. Davis                     44         President and Chief Operating Officer

             Theodore C. Annis                  54         President, Harbinger SupplyTech

             James M. Travers                   45         President, Harbinger Enterprise Solutions

             George S. Hart                     55         Senior Vice President, Licensee Relationships

             David A. Meeker                    54         Senior Vice President, North American Sales

             A. Gail Jackson                    48         Senior Vice President, Harbinger SupplyTech

             Joel G. Katz                       33         Chief Financial Officer  and Secretary

         Mr. C. Tycho Howle has served as Chairman of the Board of Directors of the Company and its predecessors since 1983. Mr. Howle also served as the Chief Executive Officer until March 1997. From 1981 to 1983 Mr. Howle was a consultant with McKinsey & Company, Inc., a management consulting firm. From 1979 to 1981, Mr. Howle was a Product Line Manager with the Hewlett-Packard Company. From 1973 to 1977, he was a project manager with Booz, Allen & Hamilton's Applied Research Unit.

         Mr. David T. Leach has served as Chief Executive Officer of the Company since March 1997 and a Director of the Company since February 1994. From February 1994 until March 1997, he served as President and Chief Operating Officer of the Company, and from June 1992 until February 1994, he was Group Executive Vice President, Sales and Operations of the Company. He served as Senior Vice President of Harbinger Computer Services, Inc. (''HCS'') from 1988 until 1990 and was President of HCS from 1990 until its reorganization into Harbinger Corporation in 1992. Prior to joining HCS, Mr. Leach was a consultant with McKinsey & Company, Inc., a management consulting firm.

         Mr. James C. Davis has served as President and Chief Operating Officer of Harbinger since March 1997. From January 1995 until March 1997, he served as President of Harbinger Group Operations. He served as President of the Company from January 1989 until December 1993, when he resigned as an officer and director of the Company. He was Vice President and Senior Vice President of HCS from May 1984 until December 1988.

         Mr. Theodore C. Annis has served as President of Harbinger SupplyTech since January 1997. Mr. Annis served as Chief Executive Officer and Treasurer of SupplyTech, Inc. from its inception in 1984 until its merger with the Company in January 1997.

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

         Mr. George S. Hart has served as Senior Vice President, Licensee Relationships of Harbinger since April 1994. He served as Senior Vice President, Business Development and Sales of the Company from the Reorganization in May 1992 until April 1994. From April 1984 to May 1992, Mr. Hart served as Senior Vice President, Business Development and Sales of HCS.

         Mr. David A. Meeker has served as Senior Vice President, North American Sales since January 1997. From January 1995 until January 1997, he served as Vice President, Sales of the Company and from September 1992 through December 1994, Mr. Meeker served as Vice President, Sales for National Data Corp., a credit card processing company. From January 1992 through August 1992 Mr. Meeker served as Vice President, Sales and Marketing for Software Alternatives, a computer software and systems vendor. From January 1990 to January 1992, Mr. Meeker served as Manager, U.S. Channel Operations for IBM.

         Ms. A. Gail Jackson has served as Senior Vice President of Harbinger SupplyTech since March 1997 and as Vice President from January 1997 until March 1997. Ms. Jackson served as President of SupplyTech, Inc. from its inception in 1984 until its merger with the Company in January 1997.

         Mr. Joel G. Katz has served as Chief Financial Officer since January 1997 and Secretary since February 1994. He served as Vice President, Finance from January 1995 until January 1997 and as Senior Director of Finance from February 1994 to January 1995. He joined Harbinger in 1990 as Controller and became Director of Finance in December 1991. From 1985 to 1990, he was a certified public accountant in the audit division of Arthur Andersen LLP.

GOVERNMENTAL REGULATIONS AND INDUSTRY STANDARDS

         Government Regulatory and Industrial Policy Risks. The Company's network services are transmitted to its customers over dedicated and public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. Changes in the legislative and regulatory environment relating to online services, EDI or the Internet access industry, including regulatory or legislative changes which directly or indirectly affect telecommunication costs or increase the likelihood of competition from regional telephone companies or others, could have an adverse effect on the Company's business. The Telecommunications Act of 1996 ("Act") amended the federal telecommunications laws by lifting restrictions on regional telephone companies and others competing with the Company and imposed certain restrictions regarding obscene and indecent content communicated to minors over the Internet or through interactive computer services. The Act lifted restrictions on regional telephone companies providing transport between defined geographic boundaries associated with the provision of its own information services. This enables regional telephone companies to more readily compete with the Company by packaging information service offerings with other services. Additionally, the Act imposes fines and other criminal liability on any entity that knowingly uses a telecommunications device or interactive computer service to send obscene or indecent material to minors or permits any telecommunications facility under such entity's control to be used for such a purpose. The Act provides a defense for persons providing access or a connection, such as the Company, so long as the access or connection provider is not involved in the creation of content. Litigation has been filed in U.S. federal court challenging the constitutionality of certain provisions of the
Act.   A temporary restraining order has been issued by a federal court enjoining the U.S. Attorney General from enforcing the Act's "indecency" prohibition. This case is currently on appeal to the U.S. Supreme Court. The ability and likelihood of state regulators and/or the FCC, or the governments of foreign countries, to impose regulations on the Internet is unclear. At present the Internet is treated by the FCC as an unregulated enhanced service, but the FCC is currently considering whether to regulate certain aspects of the Internet. Also, some countries such as Germany have adopted laws regulating aspects of the Internet, and there are a number of bills currently being considered in the United States at the federal and state levels involving encryption and digital signatures, all of which may impact the Company. The Company cannot predict the impact, if any, that the Act and future court opinions, legislation, regulations or regulatory changes in the United States or other countries may have on its business. Management believes that the Company is in compliance with all material applicable regulations.

ITEM 2.          PROPERTIES.

         The Company occupies approximately 60,000 square feet of office space in Atlanta, Georgia under leases expiring from 1998 through 2003. The facility serves as the Company's headquarters and data center. The Company also has offices in Michigan, Texas and California, occupying approximately 38,000, 18,000 and 1,000 square feet, respectively. In addition, the Company also has offices in The Netherlands, Germany, the United Kingdom, Italy and Mexico occupying approximately 9,000, 5,000, 2,200, 750 and 900 square feet, respectively


ITEM 3.          LEGAL PROCEEDINGS.

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


                                    PART II


ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

         Harbinger's Common Stock is traded on the Nasdaq National Market under the symbol "HRBC". The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported by the Nasdaq Stock Market for the quarters indicated:

                            QUARTER ENDED                           HIGH PRICE                  LOW PRICE
                           -------------------                      ----------                  ---------
                           September 30, 1995                        $11 5/8                     $  8 5/8
                           December 31, 1995                         $19 5/8                     $  8 1/8
                           March 31, 1996                            $15 5/8                     $ 10 1/8
                           June 30, 1996                             $18 1/2                     $ 10
                           September 30, 1996                        $18 5/8                     $ 13 1/4
                           December 31, 1996                         $19 1/4                     $ 16 5/8


         The closing sale price of the Company's Common Stock as reported by the Nasdaq Stock Market on March 18, 1997 was $22.00.

         The number of shareholders of record of the Company's Common Stock as of March 18, 1997, was approximately 180.

         The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's bank line of credit prohibits payments of cash dividends without prior bank approval. The Company declared a 3-for-2 stock split in the form of a stock dividend which was paid on January 31, 1997 to shareholders of record as of January 17, 1997.

         In August 1996, the Company issued 24,561 shares of Common Stock to the shareholders of Comtech Management, Inc., ("Comtech") in exchange for all of the outstanding shares of Comtech (the "Comtech Acquisition"). The shares of common stock issued in the Comtech Acquisition were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act") in reliance, in part , upon the representation and warranties set forth in the Comtech Acquisition agreement.

         Effective March 1996, the Company issued 43,548 shares of Common Stock to a certain shareholder of Harbinger N.V. in exchange for such shareholder's interest in Harbinger N.V. (the "HNV Acquisition"). Such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representation and warranties set forth in the HNV Acquisition agreement.

        In July 1996, the Company issued a warrant to purchase 56,250 shares of Common Stock exercisable at $18.50 per share to a certain shareholder of Harbinger N.V. because certain events did not occur with respect to the performance of Harbinger N.V. Such warrants to purchase Common Stock were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representation and warranties set forth in the related warrant purchase agreement.


ITEM 6.          SELECTED FINANCIAL DATA.

         The information set forth under the section entitled "Selected Financial Data" on page 1 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference and filed herewith as part of Exhibit 13.1.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information set forth under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference and filed herewith as a part of Exhibit 13.1.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The quarterly results of operations set forth in the Company's 1996 Annual Report to Shareholders and the following financial statements, related notes thereto and report of independent auditors set forth in the Company's 1996 Annual Report to Shareholders are incorporated herein by reference and filed herewith as a part of Exhibit 13.1.

             Consolidated Balance Sheets as of December 31, 1996 and 1995. Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.
             Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.
             Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.
             Notes to Consolidated Financial Statements.
             Independent Auditors' Report.

         In addition to the foregoing, the following Financial Statements of Harbinger NET Services, LLC set forth in the Company's Current Report on Form 8-K/A dated January 1, 1997 and filed on March 14, 1997 as Exhibit 99.3 thereto are incorporated herein by reference.

             Independent Auditors' Report.
             Balance Sheets as of December 31, 1996 and 1995.
             Statements of Shareholders' Equity for the periods ended December 31, 1996 and 1995. Statements of Cash Flows for the periods ended December 31, 1996 and 1995. Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTATNS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

         During the Company's fiscal years ended December 31, 1994 and December 31, 1993, and during the subsequent interim fiscal periods following the Company's fiscal year ended December 31, 1994 through the date of dismissal, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in their reports. Also, there were no reportable events of the nature described in Rule 304(a)(l)(v) during the Company's fiscal years ended December 31, 1994 and December 31, 1993, or during the subsequent interim fiscal periods following the Company's fiscal year ended December 31, 1994 through the date of dismissal.

         On January 2, 1996, the Company announced the appointment of KMPG Peat Marwick LLP as independent accountants to audit the Company's financial statements for 1995.


                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Certain information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 2, 1997 under the captions "Election of Directors" and "Executive Officers." Certain information regarding executive officers of the Company is included in
Part I of this report on Form 10-K under the caption "Executive Officers."


ITEM 11.         EXECUTIVE COMPENSATION.

         The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 2, 1997 under the caption "Executive Compensation" and is incorporated by reference herein.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 2, 1997 under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 2, 1997 under the caption "Certain Transactions" and is incorporated by reference herein.


                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.

         (a)     The following documents are filed as part of this report:

                 1.       Financial Statements

                 The financial statements of Harbinger Corporation and Harbinger NET Services, LLC and respective reports of independent auditors as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

                 2.       Financial Statement Schedules

                 (i) The following Financial Statement Schedule of Harbinger Corporation for the Years Ended December 31, 1994, 1995 and 1996 is filed as a part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Harbinger Corporation.


                     HARBINGER CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                   Amount     Charged to
                                      Balance at    Charged to    Recorded      Other                    Balance at
                                     Beginning of    Costs and     Due to     Accounts--  Deductions--     End of
            Description                 Period       Expenses   Acquisitions  Describe(B)   Describe(A)    Period
-----------------------------------  ------------   ----------  ------------- ----------- ------------- -----------
December 31, 1994
    Allowance for returns and doubtful
          accounts  . . . . . . . .  $  282,000        86,000        -          964,000   (1,062,000)  $   270,000
December 31, 1995
    Allowance for returns and doubtful
          accounts  . . . . . . . .  $  270,000        99,000        -        1,309,000   (1,141,000)  $   537,000
December 31, 1996
    Allowance for returns and doubtful
          accounts  . . . . . . . .  $  537,000        98,000      325,000    1,867,000   (1,275,000)   $1,552,000
--------------

(A) Deductions represent write-offs of doubtful accounts and sales returns charged against the allowance.

(B)  Deductions from revenues for sales returns and allowances.

                          INDEPENDENT AUDITORS' REPORT


         The Board of Directors
         Harbinger Corporation:


         Under date of February 14, 1997, we reported on the consolidated balance sheets of Harbinger Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1996, as contained in the Harbinger Corporation 1996 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference to the Harbinger Corporation Annual Report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule for each of the years in the two-year period ended December 31, 1996 included in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             /s/ KPMG Peat Marwick LLP
                                             KPMG PEAT MARWICK LLP



         Atlanta, Georgia
         February 14, 1997




         Schedules not listed above have been omitted because they are not applicable or the information required to be set forth herein is included in the Financial Statements or notes thereto.

                 (ii) The following Report of Independent Public Accountants with respect to the Company's statements of operations, shareholders' equity and cash flows for the year ended December 31, 1994 is filed as a part of this Report on Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of Harbinger Corporation.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



         To the Shareholders of
         Harbinger Corporation:


                 We have audited the statements of operations, shareholders' equity and cash flows of HARBINGER CORPORATION, a Georgia corporation (formerly known as Harbinger EDI Services, Inc.) for the year ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

                 In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Harbinger Corporation for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

                 Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 herein is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                       /s/ Arthur Andersen LLP
                                                       ARTHUR ANDERSEN LLP


         Atlanta, Georgia
         March 14, 1995


         (b) Reports on Form 8-K. The Company filed the following report on Form 8-K during the quarter ended December 31, 1996.

                 (i) Report on Form 8-K with respect to the acquisition of the HNS Debenture and the outstanding equity interest in Harbinger NET Services, LLC filed October 31, 1996.

         (c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

               EXHIBIT
                NUMBER                                            DESCRIPTION
          ----------------      --------------------------------------------------------------------------------
                 2.1            Share Purchase  Agreement effective as  of March 31,  1996 among  F.J. Nederlof
                                B.V.,  H.W.I. Bol, Arthur  Nederlof (the  "NTEX Shareholders") and  the Company
                                (incorporated  by reference to  Exhibit 2(a)  filed with the  Company's Current
                                Report on Form 8-K dated April 18, 1996).

                 2.2            Share  Purchase Agreement effective  as of  March 31, 1996  among Jakob Karszt,
                                Helmut  Grimm, Hans Rauh, Nikolai Preis, Ulrich  Rehn, Eugen Volbers, Jurgen M.
                                Diet, Wolffried  Stucky  and Jorg  Blum  (the "INOVIS  Shareholders")  and  the
                                Company  (incorporated by reference  to Exhibit  2(a) filed with  the Company's
                                Current Report on Form 8-K dated May 2, 1996).

                 2.3            Debenture Purchase Agreement effective as of January 1,  1997 between BellSouth
                                Telecommunications, Inc. and the Company (incorporated by reference to  Exhibit
                                2.1 filed  with the  Company's Current  Report on  Form 8-K  dated January  15,
                                1997).

                 2.4            Merger  Agreement  dated  January 3,  1997  among  SupplyTech, Inc.,  Harbinger
                                Acquisition Corporation  II  and  the  Company (incorporated  by  reference  to
                                Exhibit 2.1 filed with the Company's  Current Report on Form 8-K dated  January
                                16, 1997).

                  2.5           Agreement and Plan of Reorganization  between and among Vulcan Ventures,  Inc.,
                                AXA  Equity  &  Law  Life Assurance  Society,  Ltd.  (the  "HNV Shareholders"),
                                Harbinger N.V. and the Company effective as of March 29, 1996  (incorporated by reference to Exhibit 2(a)  filed with the Company's Current Report  on Form 8-K dated May 3, 1996).

                 3.1            Amended and Restated Articles of Incorporation of the  Company (incorporated by reference  to Exhibit 3.1  to the Company's Registration  Statement on Form S-1
                                (File 33-93804) declared effective on August 22, 1995).

                 3.2            Amended and Restated Bylaws of the Company.

                 4.1            Provisions  of the Amended  and Restated Articles of  Incorporation and Amended
                                and  Restated Bylaws  of  the Company  defining rights  of  the holders  of the
                                Common Stock  (incorporated by  reference to  Exhibits 3.1  through 3.4 to  the
                                Company's  Registration Statement  on  Form S-1  (File  No. 33-93804)  declared effective on August 22, 1995).

                 4.2            Specimen  Stock Certificate (incorporated  by reference  to Exhibit 4.3  to the
                                Company's Registration Statement on Form S-1 (File 33-93804)).

                 4.3            Form of  Registration Rights  Agreement effective  March 31,  1996 between  the
                                Company  and  each  of  the NTEX  Shareholders  (incorporated  by  reference to
                                Exhibit 2(a) filed  with the Company's Current  Report on Form 8-K  dated April
                                18, 1996).


                 4.4            Form of Registration Rights Agreement effective March 29, 1996 between each  of the Harbinger N.V. Shareholders  and the Company (incorporated by  reference to
                                Exhibit  2(a) filed with the Company's Current  Report on Form 8-K dated May 3,
                                1996).

                 4.5            Form of  Warrant issued  to former  Harbinger N.V.  Shareholders on   July  18,
                                1996.

                 4.6            Registration  Rights Agreement  among the  former  shareholders of  SupplyTech,
                                Inc. and  the Company effective January  3, 1997 (incorporated by  reference to
                                Exhibit 4.1 filed with  the Company's Current Report on Form  8-K dated January
                                16, 1997).
                 4.7            Form  of  Warrant issued  to  former  INOVIS  Shareholders  on April  19,  1996
                                (incorporated by reference  to Exhibit  2(a) filed with  the Company's  Current
                                Report on Form 8-K dated July 1, 1996).

                 4.8            Form of Registration Rights Agreement effective March 31, 1996 between  each of the former  INOVIS Shareholders and  the Company (incorporated  by reference to
                                Exhibit 2(a) filed with the Company's Current Report on Form 8-K dated July  1,
                                1996).

                 10.1           Promissory  Note  for  $3,000,000 payable  by  the  Company  to NationsBank  of
                                Georgia,  N.A. dated  May 2, 1995  (incorporated by reference  to Exhibit 10.12 filed  to  the Company's  Registration Statement  on  Form S-1  (File 33-93804)
                                declared effective on August 22, 1995).

                 10.2           Loan Agreement between  the Company and NationsBank  of Georgia, N.A. dated  as of August  15, 1994 with First Amendment dated as  of May 2, 1995 (incorporated by  reference to Exhibit 10.13 filed to the Company's Registration Statement on
                                Form S-1 (File 33-93804) declared effective on August 22, 1995).

                 10.3           Employment Agreement between the Company and Mr.  James M. Travers effective as of February 1, 1995 with  letter from the Company to Mr. Travers dated December
                                27,  1994 (incorporated  by reference to  Exhibit 10.14 filed  to the Company's
                                Registration  Statement  on  Form S-1  (File  33-93804)  declared  effective on
                                August 22, 1995).

                 10.4           Employment Agreement between  the Company and Mr.  James C. Davis effective  as of January 18,  1995 (incorporated by reference  to Exhibit 10.15 filed  to the
                                Company's  Registration  Statement   on  Form  S-1  (File   33-93804)  declared
                                effective on August 22, 1995).

                 10.5           Assignment  of  Invention  and  Patents  Thereon  (Patent  5,367,664)  by Texas
                                Instruments, Incorporated (''TI'')  to the  Company dated January  12, 1995  as recorded with  United States  Patent  and Trademark  Office on  March 13,  1995
                                (incorporated   by  reference   to  Exhibit   10.16  filed   to  the  Company's
                                Registration Statement  on  Form  S-1  (File 33-93804)  declared  effective  on
                                August 22, 1995).

                 10.6           U.S. Patent  5,367,664 issued November  22, 1994 (incorporated  by reference to
                                Exhibit 10.17 filed  to the Company's Registration Statement  on Form S-1 (File
                                33-93804) declared effective on August 22, 1995).


                 10.7           Assignment of Invention and  Patents Thereon (Application 07/502,955) by  TI to
                                the Company dated  January 12, 1995 as  recorded with United States  Patent and
                                Trademark Office on March  13, 1995 (incorporated by reference to Exhibit 10.18 filed  to  the Company's  Registration Statement  on  Form S-1  (File 33-93804)
                                declared effective on August 22, 1995).

                 10.8           Asset Purchase Agreement  between the Company and  TI dated as of  December 31,
                                1994  (incorporated  by  reference to  Exhibit  10.19  filed  to the  Company's
                                Registration  Statement  on Form  S-1  (File  33-93804) declared  effective  on
                                August 22, 1995).

                 10.9           Employment Agreement  between the Company and Mr.  David A. Meeker effective as of December  21, 1994 (incorporated by reference to  Exhibit 10.21 filed to the
                                Company's  Registration  Statement   on  Form  S-1  (File   33-93804)  declared
                                effective on August 22, 1995).

                10.10           401(k) Profit  Sharing Plan amended  and restated effective as  of September 1,
                                1994; original effective  date October  1, 1991 (incorporated  by reference  to
                                Exhibit 10.24 filed to the  Company's Registration Statement on Form  S-1 (File
                                33-93804) declared effective on August 22, 1995).

                10.11           Employment  Agreement between the  Company and Mr. C.  Tycho Howle effective as of March 4, 1997.

                10.12           Employment Agreement  between the Company and Mr. Joel  G. Katz effective as of
                                March  7,  1994 (incorporated  by  reference  to  Exhibit 10.26  filed  to  the
                                Company's  Registration  Statement   on  Form  S-1  (File   33-93804)  declared
                                effective on August 22, 1995).

                10.13           Employment Agreement  between the Company and  Mr. David T.  Leach effective as of March  7, 1994  (incorporated by  reference to  Exhibit 10.27  filed to  the
                                Company's  Registration  Statement   on  Form  S-1  (File   33-93804)  declared
                                effective on August 22, 1995).

                10.14           Employment  Agreement between the Company  and Mr. George  S. Hart effective as of March  7, 1994  (incorporated by  reference to  Exhibit 10.28  filed to  the
                                Company's  Registration  Statement   on  Form  S-1  (File   33-93804)  declared
                                effective on August 22, 1995).

                10.15+          License  and Service Agreement between the Company and Bank of America National
                                Trust and  Savings Association dated as  of February 18,  1994 (incorporated by reference to Exhibit  10.29 filed  to the Company's  Registration Statement  on
                                Form S-1 (File 33-93804) declared effective on August 22, 1995).

                10.16           Amended  and  Restated  1993  Stock   Option  Plan  for  Nonemployee  Directors
                                effective as of  August 11,  1993 (incorporated by  reference to Exhibit  10.33 filed  to  the Company's  Registration Statement  on  Form S-1  (File 33-93804)
                                declared effective on August 22, 1995).

                10.17           Third Amendment to Amended and Restated 1993 Stock Option Plan  for Nonemployee
                                Directors.


                10.18           Co-Marketing Agreement  between the Company  and Sprint  Communications Company
                                Limited  Partnership of  Delaware made as  of August  9, 1993  (incorporated by reference to Exhibit  10.34 filed  to the Company's  Registration Statement  on
                                Form S-1 (File 33-93804) declared effective on August 22, 1995).

                10.19           Lease between the  Company and Lenox Park Development 1 L.P. for office located at 1055  Lenox Park Boulevard, Atlanta, Georgia dated  July 16, 1992 with First
                                Amendment  dated  July  22,  1993  and  Second  Amendment  dated  December  27,
                                1993 (incorporated  by  reference  to  Exhibit 10.38  filed  to  the  Company's
                                Registration  Statement  on  Form S-1  (File  33-93804)  declared effective  on
                                August 22, 1995).

                10.20           Amended and  Restated  1989  Stock  Option  Plan  effective  as  of  April  15,
                                1992 (incorporated  by  reference  to  Exhibit 10.39  filed  to  the  Company's
                                Registration  Statement  on  Form  S-1 (File  33-93804)  declared  effective on
                                August 22, 1995).

                10.21+          Harbinger Business  Financial Management System  License Agreement  between the
                                Company as assignee  of Harbinger  Computer Services, Inc.  and Barnett  Banks,
                                Inc. dated November 18,  1991 with amendment dated  May 21, 1992  (incorporated by reference to Exhibit 10.40 filed to  the Company's Registration Statement on
                                Form S-1 (File 33-93804) declared effective on August 22, 1995).

                10.22           Software License  and  Distribution Agreement  between the  Company and  Sprint
                                International Communications Corporation  (''Sprint'') effective July 27,  1990 with First  Amendment effective as  of May 24,  1993 (incorporated by reference to  Exhibit 10.41  filed to  the Company's  Registration Statement  on Form S-1
                                (File 33-93804) declared effective on August 22, 1995).

                10.23           Reseller  Agreement (now  known as  Service  Management Agreement)  between the
                                Company and Sprint effective  July 27, 1990 with  First Amendment effective  as of May  1,  1991, Second  Amendment  effective as  of May  1,  1992, and  Third
                                Amendment dated  July 1, 1994 (incorporated by reference to Exhibit 10.42 filed to the  Company's Registration Statement  on Form S-1  (File 33-93804) declared effective on August 22, 1995).

                10.24           Form    of    Indemnification    Agreement     between    the    Company    and
                                Directors (incorporated by  reference to Exhibit  10.43 filed to  the Company's
                                Registration  Statement  on Form  S-1  (File  33-93804)  declared effective  on
                                August 22, 1995).

                10.25           Harbinger Corporation  1996  Stock Option  Plan (incorporated  by reference  to
                                Exhibit 10.48  to the Company's Annual Report  on Form 10-K for  the year ended
                                December 31, 1995).

                10.26           First Amendment to Harbinger Corporation 1996 Stock Option Plan.

                10.27           Amended  and  Restated  Harbinger  Corporation  Employee  Stock  Purchase  Plan
                                (incorporated by reference to  Exhibit 10.49 to the Company's Annual  Report on
                                Form 10-K for the year ended December 31, 1995).

                10.28           First Amendment to Harbinger Corporation Employee Stock Purchase Plan.


                10.29           First  Amendment  to  Harbinger Corporation  Amended  and  Restated 1989  Stock
                                Option Plan  (incorporated  by  reference to  Exhibit  10.50 to  the  Company's
                                Annual Report on Form 10-K for the year ended December 31, 1995).

                10.30           Alliance Agreement  dated July  21, 1995  between Systems Software  Associates,
                                Inc. and  the  Company  (incorporated by  reference  to  Exhibit 10.47  to  the
                                Company's Registration Statement on Form S-1 (File No. 33-93804)).

                10.31           First Amendment to Alliance Agreement  between System Software Associates, Inc.
                                and Harbinger  Corporation (incorporated by  reference to Exhibit  10.51 to the
                                Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                10.32           Employment Agreement  between the Company  and Mr. Theodore  C. Annis effective
                                January 3,  1997 (incorporated  by reference  to Exhibit  99.2  filed with  the
                                Company's Current Report on Form 8-K/A dated March 17, 1997).

                10.33           Employment Agreement  between the  Company and  Ms. A.  Gail Jackson  effective
                                January  3, 1997  (incorporated by  reference  to Exhibit  99.3 filed  with the
                                Company's Current Report on Form 8-K/A dated March 17, 1997).

                11.1            Computation of Earnings Per Share.

                13.1            The  following  financial  information included  within  the  Company's  Annual
                                Report to Shareholders for the fiscal year ended December 31, 1996:
                                (i)   Selected Financial Data;
                                (ii)  Quarterly Results of Operations;
                                (iii) Management's Discussion and Analysis  of Financial Condition and Results
                                      of Operations; and
                                (iv)  Financial  Statements,  Notes to  Financial Statements,  and Independent
                                      Auditors' Report.
                21.1            List of Subsidiaries of Company.
                23.1            Consent of KPMG Peat Marwick LLP.
                23.2            Consent of Arthur Andersen LLP.
                27.1            Financial Data Schedule (For SEC use only).
                99.1            Certain Risk Factors relating to the Company.
-----------

+   The Company has received confidential treatment with respect to portions of this exhibit.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1997.

                                            HARBINGER CORPORATION


                                            By:     /s/ David T. Leach
                                                    ------------------
                                                    David T. Leach
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                           SIGNATURE                           TITLE                            DATE
               /s/ C. Tycho Howle                Chairman of the Board of                  March 27, 1997
               ------------------                Directors
               C. Tycho Howle


               /s/ David T. Leach                Chief Executive Officer;                  March 27, 1997
               ------------------                Director (Principal Executive
               David T. Leach                    Officer)

               /s/ James C. Davis                President and Chief Operating             March 27, 1997
               ------------------                Officer
               James C. Davis


               /s/ Joel G. Katz                  Chief Financial Officer;                  March 27, 1997
               ----------------                  Secretary; (Principal Financial
               Joel G. Katz                      Officer; Principal Accounting
                                                 Officer)


               /s/ William D. Savoy              Director                                  March 27, 1997
               --------------------
               William D. Savoy


               /s/ William B. King               Director                                  March 27, 1997
               -------------------
               William B. King


               /s/ Stuart L. Bell                Director                                  March 27, 1997
               ------------------
               Stuart L. Bell


               /s/ Benn R. Konsynski             Director                                  March 27, 1997
               ---------------------
               Benn R. Konsynski


                               INDEX OF EXHIBITS


              EXHIBIT
               NUMBER                                        DESCRIPTION                                        PAGE #
           -------------    -----------------------------------------------------------------------------     ----------
                2.1         Share Purchase Agreement effective  as of March 31, 1996 among F.J.  Nederlof
                            B.V., H.W.I.  Bol, Arthur Nederlof (the  "NTEX Shareholders") and the Company
                            (incorporated by  reference to Exhibit 2(a)  filed with the Company's Current
                            Report on Form 8-K dated April 18, 1996).

                2.2         Share Purchase Agreement effective as of March  31, 1996 among Jakob  Karszt,
                            Helmut Grimm, Hans Rauh, Nikolai  Preis, Ulrich Rehn, Eugen  Volbers, Jurgen
                            M. Diet, Wolffried Stucky  and Jorg Blum (the "INOVIS Shareholders") and  the
                            Company (incorporated  by reference to Exhibit  2(a) filed with the Company's
                            Current Report on Form 8-K dated May 2, 1996).

                2.3         Debenture  Purchase  Agreement  effective  as  of  January  1,  1997  between
                            BellSouth  Telecommunications,   Inc.  and  the   Company  (incorporated   by
                            reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated January 15, 1997).

                2.4         Merger  Agreement  dated January  3, 1997  among SupplyTech,  Inc., Harbinger
                            Acquisition  Corporation II  and  the Company  (incorporated by  reference to
                            Exhibit 2.1  filed  with the  Company's  Current  Report  on Form  8-K  dated
                            January 16, 1997).

                2.5         Agreement  and Plan  of Reorganization  between  and among  Vulcan  Ventures,
                            Inc.,   AXA  Equity   &  Law   Life  Assurance   Society,  Ltd.   (the  "HNV
                            Shareholders"), Harbinger  N.V. and  the Company  effective as  of March  29,
                            1996 (incorporated  by reference  to Exhibit  2(a) filed  with the  Company's
                            Current Report on Form 8-K dated May 3, 1996).

                3.1         Amended  and Restated Articles  of Incorporation of the Company (incorporated by  reference  to  Exhibit 3.1  to  the Company's  Registration  Statement on
                            Form S-1 (File 33-93804) declared effective on August 22, 1995).

                3.2         Amended and Restated Bylaws of the Company.                                           35

                4.1         Provisions of the Amended and Restated Articles of Incorporation and Amended
                            and Restated Bylaws  of the Company  defining rights  of the  holders of  the
                            Common Stock (incorporated  by reference to Exhibits  3.1 through 3.4 to  the
                            Company's  Registration Statement on  Form S-1  (File No.  33-93804) declared effective on August 22, 1995).

                4.2         Specimen Stock  Certificate (incorporated by reference  to Exhibit 4.3 to the
                            Company's Registration Statement on Form S-1 (File 33-93804)).

                4.3         Form of Registration Rights Agreement  effective March 31, 1996  between the
                            Company  and each  of the  NTEX Shareholders  (incorporated by  reference to
                            Exhibit 2(a) filed with the Company's Current Report on Form 8-K dated April
                            18, 1996).


                4.4         Form of Registration Rights Agreement effective  March 29, 1996 between  each
                            of  the  Harbinger   N.V.  Shareholders  and  the  Company  (incorporated  by
                            reference to Exhibit 2(a) filed with the Company's Current Report on Form 8-
                            K dated May 3, 1996).

                4.5         Form of  Warrant issued to  former Harbinger N.V. Shareholders on   July 18,          56
                            1996.

                4.6         Registration Rights  Agreement among the  former shareholders of SupplyTech,
                            Inc. and the Company effective January 3, 1997 (incorporated by reference  to
                            Exhibit  4.1  filed  with the  Company's  Current Report  on  Form 8-K  dated
                            January 16, 1997).
                4.7         Form  of Warrant  issued to  former  INOVIS  Shareholders on  April 19,  1996
                            (incorporated by reference to Exhibit 2(a)  filed with the Company's  Current
                            Report on Form 8-K dated July 1, 1996).

                4.8         Form of Registration Rights Agreement effective  March 31, 1996 between  each of the former INOVIS Shareholders and the Company (incorporated by reference to  Exhibit 2(a) filed with the  Company's Current Report on  Form 8-K dated
                            July 1, 1996).

                10.1        Promissory  Note for  $3,000,000 payable  by the  Company to  NationsBank of
                            Georgia, N.A. dated May  2, 1995 (incorporated by  reference to Exhibit 10.12 filed  to the Company's  Registration Statement on Form  S-1 (File 33-93804)
                            declared effective on August 22, 1995).

                10.2        Loan  Agreement between the Company and NationsBank of Georgia, N.A. dated as
                            of  August  15,  1994   with  First  Amendment  dated   as  of  May  2,  1995
                            (incorporated  by  reference   to  Exhibit  10.13   filed  to  the  Company's
                            Registration  Statement on  Form S-1  (File  33-93804) declared  effective on
                            August 22, 1995).

                10.3        Employment Agreement between the Company and  Mr. James M. Travers  effective as of February 1,  1995 with letter  from the Company  to Mr. Travers  dated
                            December 27,  1994 (incorporated by reference  to Exhibit 10.14  filed to the
                            Company's  Registration  Statement  on  Form  S-1  (File  33-93804) declared effective on August 22, 1995).

                10.4        Employment Agreement between  the Company and Mr. James C. Davis effective as of January 18, 1995 (incorporated by reference to Exhibit 10.15 filed to the
                            Company's  Registration  Statement  on  Form  S-1  (File  33-93804) declared effective on August 22, 1995).

                10.5        Assignment of  Invention  and Patents  Thereon  (Patent  5,367,664) by  Texas
                            Instruments, Incorporated (''TI'') to the Company  dated January 12, 1995  as recorded with United  States Patent and  Trademark Office  on March 13,  1995
                            (incorporated  by  reference   to  Exhibit  10.16   filed  to  the  Company's
                            Registration  Statement on  Form S-1  (File  33-93804) declared  effective on
                            August 22, 1995).

                10.6        U.S. Patent 5,367,664 issued November 22, 1994 (incorporated by reference to
                            Exhibit  10.17 filed  to the  Company's Registration  Statement on  Form S-1
                            (File 33-93804) declared effective on August 22, 1995).


                10.7        Assignment  of Invention  and Patents Thereon (Application  07/502,955) by TI
                            to the Company dated  January 12, 1995 as recorded with United States  Patent and Trademark Office on March 13, 1995 (incorporated  by reference to Exhibit
                            10.18 filed  to the Company's  Registration Statement on  Form S-1 (File  33-
                            93804) declared effective on August 22, 1995).

                10.8        Asset Purchase Agreement between the Company and TI dated as of December 31,
                            1994  (incorporated by  reference to  Exhibit 10.19  filed to  the Company's
                            Registration  Statement on  Form S-1  (File 33-93804)  declared effective  on
                            August 22, 1995).

                10.9        Employment Agreement between  the Company and Mr. David A.  Meeker effective as of December 21, 1994 (incorporated by reference to Exhibit 10.21 filed to the Company's  Registration Statement  on Form S-1  (File 33-93804)  declared effective on August 22, 1995).

               10.10        401(k) Profit Sharing  Plan amended and restated effective as of September 1,
                            1994; original effective date October 1,  1991 (incorporated by reference  to
                            Exhibit  10.24 filed  to the  Company's Registration  Statement on  Form S-1
                            (File 33-93804) declared effective on August 22, 1995).

               10.11        Employment Agreement  between the Company and Mr. C. Tycho Howle effective as         63
                            of March 4, 1997.

               10.12        Employment Agreement between the  Company and Mr. Joel  G. Katz effective  as of March  7, 1994 (incorporated by  reference to Exhibit  10.26 filed to the
                            Company's  Registration  Statement  on  Form  S-1  (File  33-93804) declared effective on August 22, 1995).

               10.13        Employment Agreement between the Company and Mr.  David T. Leach effective as of  March 7, 1994 (incorporated by  reference to Exhibit 10.27  filed to the
                            Company's  Registration  Statement  on  Form  S-1  (File  33-93804) declared effective on August 22, 1995).

               10.14        Employment Agreement between the Company and  Mr. George S. Hart effective as of March  7, 1994 (incorporated  by reference to Exhibit 10.28  filed to the
                            Company's  Registration  Statement  on  Form  S-1  (File  33-93804) declared effective on August 22, 1995).

               10.15+       License  and Service  Agreement  between  the Company  and Bank  of  America
                            National  Trust  and  Savings  Association  dated as  of  February  18, 1994
                            (incorporated  by   reference  to  Exhibit   10.29  filed  to  the  Company's
                            Registration Statement  on Form  S-1  (File 33-93804)  declared effective  on
                            August 22, 1995).

               10.16        Amended  and  Restated  1993  Stock Option  Plan  for  Nonemployee  Directors
                            effective  as of August 11, 1993 (incorporated by  reference to Exhibit 10.33 filed  to the Company's  Registration Statement on Form  S-1 (File 33-93804)
                            declared effective on August 22, 1995).

               10.17        Third  Amendment  to  Amended  and  Restated  1993  Stock  Option  Plan  for          69
                            Nonemployee Directors.


               10.18        Co-Marketing Agreement between the Company and Sprint Communications Company
                            Limited Partnership  of Delaware made as  of August 9,  1993 (incorporated by reference to Exhibit 10.34 filed to  the Company's Registration Statement  on
                            Form S-1 (File 33-93804) declared effective on August 22, 1995).

               10.19        Lease between  the  Company  and Lenox  Park Development  1  L.P. for  office located  at 1055 Lenox Park  Boulevard, Atlanta, Georgia  dated July 16, 1992 with First Amendment dated July 22, 1993  and Second Amendment dated December
                            27, 1993 (incorporated by reference to Exhibit 10.38 filed to the  Company's
                            Registration  Statement  on Form  S-1 (File  33-93804) declared  effective on
                            August 22, 1995).

               10.20        Amended  and  Restated 1989  Stock  Option  Plan  effective as  of  April 15,
                            1992 (incorporated  by reference  to Exhibit  10.39  filed to  the Company's
                            Registration Statement  on  Form S-1  (File 33-93804)  declared effective  on
                            August 22, 1995).

               10.21+       Harbinger Business Financial Management System License Agreement between the
                            Company as assignee of Harbinger Computer  Services, Inc. and Barnett  Banks,
                            Inc. dated November 18, 1991 with amendment dated May  21, 1992 (incorporated by reference to Exhibit 10.40 filed  to the Company's Registration  Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

               10.22        Software License  and Distribution  Agreement between the Company  and Sprint
                            International  Communications  Corporation  (''Sprint'') effective  July 27,
                            1990  with First  Amendment effective  as of  May 24,  1993 (incorporated by reference to Exhibit 10.41 filed to  the Company's Registration Statement  on
                            Form S-1 (File 33-93804) declared effective on August 22, 1995).

               10.23        Reseller Agreement  (now known as  Service Management  Agreement) between the
                            Company and Sprint effective July 27, 1990 with First  Amendment effective as of  May 1,  1991, Second Amendment effective  as of  May 1,  1992, and Third
                            Amendment dated  July  1, 1994 (incorporated  by reference  to Exhibit  10.42 filed  to the Company's  Registration Statement on Form  S-1 (File 33-93804)
                            declared effective on August 22, 1995).

               10.24        Form    of    Indemnification   Agreement    between    the    Company    and
                            Directors (incorporated by reference to Exhibit 10.43 filed to the Company's
                            Registration  Statement on  Form S-1  (File  33-93804) declared  effective on
                            August 22, 1995).

               10.25        Harbinger Corporation  1996 Stock  Option Plan (incorporated by  reference to
                            Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995).

               10.26        First Amendment to Harbinger Corporation 1996 Stock Option Plan.                      71

               10.27        Amended  and Restated  Harbinger  Corporation Employee  Stock  Purchase Plan
                            (incorporated by reference  to Exhibit 10.49 to the Company's  Annual Report on Form 10-K for the year ended December 31, 1995).

               10.28        First Amendment to Harbinger Corporation Employee Stock Purchase Plan.                73


               10.29        First  Amendment  to Harbinger  Corporation Amended  and Restated  1989 Stock
                            Option Plan  (incorporated by  reference to  Exhibit 10.50  to the  Company's
                            Annual Report on Form 10-K for the year ended December 31, 1995).

               10.30        Alliance Agreement dated  July 21, 1995 between Systems Software  Associates,
                            Inc.  and the  Company  (incorporated by  reference to  Exhibit 10.47  to the
                            Company's Registration Statement on Form S-1 (File No. 33-93804)).

               10.31        First Amendment  to Alliance  Agreement between  System Software Associates,
                            Inc.  and Harbinger  Corporation (incorporated by reference  to Exhibit 10.51 to the Company's Annual  Report on Form 10-K for  the year ended December 31,
                            1995).

               10.32        Employment Agreement between the Company and Mr. Theodore C. Annis effective
                            January 3,  1997 (incorporated by  reference to Exhibit  99.2 filed with  the
                            Company's Current Report on Form 8-K/A dated March 17, 1997).

               10.33        Employment Agreement between  the Company and Ms. A. Gail  Jackson effective
                            January  3, 1997 (incorporated  by reference to  Exhibit 99.3  filed with the
                            Company's Current Report on Form 8-K/A dated March 17, 1997).

               11.1         Computation of Earnings Per Share.                                                    76

               13.1           The following financial  information included within the  Company's Annual          78
                              Report to Shareholders for the fiscal year ended December 31, 1996:
                              (v)    Selected Financial Data;
                              (vi)   Quarterly Results of Operations;
                              (vii)  Management's  Discussion and  Analysis of  Financial  Condition and
                                     Results of Operations; and
                              (viii)  Financial   Statements,  Notes   to  Financial   Statements,  and
                                      Independent Auditor's Report.

               21.1           List of Subsidiaries of Company.                                                   113

               23.1           Consent of KPMG Peat Marwick LLP.                                                  115

               23.2           Consent of Arthur Andersen LLP.                                                    117

               27.1           Financial Data Schedules.                                                          119

               99.1           Certain Risk Factors relating to the Company.                                      121
-----------

+   The Company has received confidential treatment with respect to portions of this exhibit.