Form 10-Q
period 1997-03-31
HARBINGER CORP
filed 1997-05-14
CIK 947116

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

  [X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO
                                         ------------    ------------

                         COMMISSION FILE NUMBER 0-26298

                             HARBINGER CORPORATION
             (Exact name of registrant as specified in Its charter)



                           GEORGIA                                           58-1817306
(State or other Jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

                  1055 LENOX PARK BOULEVARD
                       ATLANTA, GEORGIA                                        30319
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

The number of shares of the issuer's class of capital stock outstanding as of April 25, 1997, the latest practicable date, is as follows: 19,067,016 shares of Common Stock, $.0001 par value.



===============================================================================



                                   FORM 10-Q
                                  PAGE 1 OF 18

                             HARBINGER CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


                               TABLE OF CONTENTS



                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Balance Sheets - (unaudited) March 31, 1997
              and December  31, 1996                                         3

             Consolidated Statements of Operations (unaudited) - Three
              months ended March 31, 1997 and 1996                           4

             Consolidated Statements of Cash Flows (unaudited) -
              Three months ended March 31, 1997 and 1996                     5

             Notes to Consolidated Financial Statements                      6


Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                          10

PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders               15

Item 6.   Exhibits and Reports on Form 8-K                                  16

PART III. SIGNATURES                                                        17


                                  FORM 10-Q
                                 PAGE 2 OF 18

ITEM 1.  FINANCIAL STATEMENTS

                             HARBINGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                          March 31,    December 31,
                                                                        -------------  -------------
                                                                            1997           1996
                                                                        -------------  -------------
ASSETS
Current assets:
    Cash and cash equivalents                                           $  5,680,000   $  9,059,000
    Accounts receivable, less allowances for returns and
     doubtful accounts of $1,643,000 at March 31, 1997 and
     $2,077,000 at December 31, 1996                                      14,743,000     11,890,000
    Deferred income taxes                                                  1,517,000      1,517,000
    Due from joint ventures                                                   67,000      1,827,000
    Other current assets                                                   2,015,000      1,399,000
                                                                        ------------   ------------
      Total current assets                                                24,022,000     25,692,000
                                                                        ------------   ------------
Property and equipment, less accumulated depreciation and amortization     9,636,000      8,226,000
Investments in joint ventures                                                      -        407,000
Intangible assets, less accumulated amortization                          12,201,000     13,147,000
Deferred income taxes and other assets                                     1,284,000      1,321,000
                                                                        ------------   ------------
                                                                        $ 47,143,000   $ 48,793,000
                                                                        ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $  6,053,000   $  3,053,000
    Accrued expenses                                                      11,991,000      9,880,000
    Deferred revenues                                                      7,239,000      7,193,000
    Note payable to bank                                                     993,000      1,550,000
    Current portion of long-term debt                                        886,000        907,000
                                                                        ------------   ------------
      Total current liabilities                                           27,162,000     22,583,000
                                                                        ------------   ------------
Commitments and contingencies

Long-term debt, excluding current portion                                  1,305,000      1,368,000

Redeemable preferred stock:
    Zero Coupon, $1.00 redemption value; 4,000,000 shares issued
     and outstanding at March 31, 1997 and December 31, 1996                       -              -

Shareholders' equity:
    Common stock, $0.0001 par value; 100,000,000 shares
     authorized, 19,007,855 shares and 18,690,265 shares issued
     and outstanding at March 31, 1997 and December 31, 1996                   2,000          2,000
    Additional paid-in capital                                            55,320,000     45,291,000
    Accumulated deficit                                                  (36,646,000)   (20,451,000)
                                                                        ------------   ------------
      Total shareholders' equity                                          18,676,000     24,842,000
                                                                        ------------   ------------
                                                                        $ 47,143,000   $ 48,793,000
                                                                        ============   ============

          See accompanying notes to consolidated financial statements

                                   FORM 10-Q
                                  PAGE 3 OF 18

                             HARBINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                   Three Months Ended
                                                         --------------------------------------
                                                                        March 31,
                                                         --------------------------------------
                                                              1997                     1996
                                                         -------------            -------------
Revenues:
      Services                                           $ 12,117,000              $ 7,497,000
      Software                                              4,886,000                4,007,000
                                                         ------------              -----------
          Total revenues                                   17,003,000               11,504,000
                                                         ------------              -----------
Direct costs:
      Services                                              3,833,000                2,419,000
      Software                                                694,000                  675,000
                                                         ------------              -----------
          Total direct costs                                4,527,000                3,094,000
                                                         ------------              -----------

Gross margin                                               12,476,000                8,410,000
                                                         ------------              -----------
Operating costs:
      Selling and marketing                                 3,482,000                3,056,000
      General and administrative                            3,356,000                2,752,000
      Depreciation and amortization                           985,000                  491,000
      Product development                                   1,743,000                1,637,000
      Charge for purchased in-process product
         development and acquisition related charges       16,236,000                8,350,000
                                                         ------------              -----------
          Total operating costs                            25,802,000               16,286,000
                                                         ------------              -----------

          Operating loss                                  (13,326,000)              (7,876,000)
Interest income, net                                          (64,000)                 (90,000)
Equity in losses of joint ventures                             18,000                1,179,000
                                                         ------------              -----------
Loss before income tax expense and extraordinary item     (13,280,000)              (8,965,000)
Income tax expense                                             23,000                   49,000
                                                         ------------              -----------

Loss before extraordinary item                            (13,303,000)              (9,014,000)
Extraordinary loss on debt extinguishment                   2,419,000                        -
                                                         ------------              -----------
Net loss                                                  (15,722,000)              (9,014,000)
Preferred stock dividends                                           -                  (28,000)
                                                         ------------              -----------

      Net loss applicable to common shareholders         $(15,722,000)             $(9,042,000)
                                                         ============              ===========
Net loss per share:
      Loss before extraordinary item applicable to
      common shareholders                                $      (0.70)             $     (0.51)
      Extraordinary loss on debt extinguishment                 (0.13)                       -
                                                         ------------              -----------
      Net loss per common share                          $      (0.83)             $     (0.51)
                                                         ============              ===========
Weighted average number of common and
      common equivalent shares outstanding                 18,930,000               17,903,000
                                                         ============              ===========

          See accompanying notes to consolidated financial statements

                                   FORM 10-Q
                                  PAGE 4 OF 18

                             HARBINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


<Capiton>
                                                                                            Three Months Ended
                                                                                        ----------------------------
                                                                                                March 31,
                                                                                        ----------------------------
                                                                                           1997            1996
                                                                                        ------------  --------------
Cash flows (used in) provided by operating activities                                   $  (998,000)    $ 1,959,000
                                                                                        -----------     -----------
Cash flows from investing activities:
     Purchases of property and equipment                                                 (1,461,000)       (796,000)
     Additions to software development costs                                               (775,000)       (827,000)
     Investment in acquisition                                                           (1,557,000)              -
                                                                                        -----------     -----------
        Net cash used in investing activities                                            (3,793,000)     (1,623,000)
                                                                                        -----------     -----------
Cash flows from financing activities
     Dividends paid on preferred stock                                                            -         (28,000)
     Exercise of stock options and warrants                                                 437,000         346,000
     Proceeds from (repayment of) notes payable                                            (740,000)        132,000
     Purchase of HNS subordinated debenture                                              (1,500,000)              -
                                                                                        -----------     -----------
        Net cash provided by (used in) financing activities                              (1,803,000)        450,000
                                                                                        -----------     -----------
Net decrease in cash and cash equivalents                                                (6,594,000)        786,000
Cash and cash equivalents at beginning of period                                          9,059,000      12,763,000
Effect of exchange rates on cash                                                           (107,000)              -
Cash received from acquisitions                                                           3,322,000         619,000
                                                                                        -----------     -----------
Cash and cash equivalents at end of period                                              $ 5,680,000     $14,168,000
                                                                                        ===========     ===========

Supplemental disclosure of cash paid for interest                                       $    22,000     $    11,000
                                                                                        ===========     ===========
Supplemental disclosure of noncash investing activities:

     Purchase of HNS subordinated debt in exchange for common stock                     $ 4,200,000     $         -
                                                                                        ===========     ===========
     Acquisition of HNS minority interest in exchange for issuance of
       options to acquire common stock                                                  $ 2,216,000     $         -
                                                                                        ===========     ===========
     Acquisition of businesses in exchange for assumption of liabilities and issuance of common stock and options and warrants to
       acquire common stock                                                             $         -     $11,294,000
                                                                                        ===========     ===========
     Conversion of Series C preferred stock to common stock                             $         -     $ 2,485,000
                                                                                        ===========     ===========

          See accompanying notes to consolidated financial statements

                                   FORM 10-Q
                                  PAGE 5 OF 18

                             HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Harbinger Corporation's ("Harbinger" or the "Company") Form 10-K for the year ended December 31, 1996 and the Company's current report on Form 8-K dated April 28, 1997.

2.   ACQUISITIONS

     1996 ACQUISITIONS

     Effective March 31, 1996, the Company acquired all of the common stock of NTEX Holding, B.V. ("NTEX"), a Dutch corporation based in Rotterdam, The Netherlands, for $8.0 million, consisting of $3,195,000 in cash, 107,778 shares of the Company's common stock valued at $1.2 million, warrants to acquire 18,750 shares of the Company's stock at $11.33 per share valued at $100,500 and the assumption of $3.5 million in liabilities including transaction costs. The Company recorded the acquisition using the purchase method of accounting with $4,449,000 of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1996, $204,000 allocated to purchased technology, $621,000 allocated to tangible assets and $2.8 million allocated to goodwill.

     Effective March 31, 1996, the Company acquired all of the common stock of INOVIS GmbH & Co. ("INOVIS"), a German corporation based in Karlsruhe, Germany for $6.1 million, consisting of $1,409,000 in cash, 210,276 shares of the Company's common stock valued at $2.4 million, warrants to acquire 30,000 shares of the Company's stock at $10.17 per share valued at $104,000, a note payable of $557,000 and the assumption of $1.7 million in liabilities including transaction costs. The Company recorded the acquisition using the purchase method of accounting with $3.4 million of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1996, $600,000 allocated to purchased technology, $1,077,000 allocated to tangible assets and $1.1 million allocated to goodwill.

     Effective March 31, 1996, the Company acquired the remaining outstanding common stock of Harbinger N.V. ("HNV"), a Dutch corporation based in Hoofddorp, the Netherlands for $1.2 million, consisting of 58,065 shares of the Company's common stock valued at $668,000 and the assumption of $554,000 in liabilities. The Company recorded the acquisition using the purchase method of accounting with $300,000 of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1996, $518,000 allocated to tangible assets and $447,000 allocated to goodwill and other intangibles.

     Effective August 1, 1996, the Company acquired all of the common stock of Comtech Management Systems, Inc. ("Comtech"), a Texas corporation based in Amarillo, Texas, for $500,000, consisting of 24,561 shares of the Company's common stock valued at $422,000 and the assumption of $75,000 in liabilities. The Company recorded the acquisition using the purchase method of accounting with $114,000 of the purchase price allocated to tangible assets, $100,000 allocated to purchased technology, and $283,000 allocated to goodwill.


                                   FORM 10-Q
                                  PAGE 6 OF 18

                             HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)



     Effective October 15, 1996, the Company acquired all of the common stock of EDI Integration Services Limited ("EISL"), a company based in Hampshire, United Kingdom for $804,000 consisting of $134,000 in cash and the assumption of a $670,000 note payable. The Company recorded the acquisition using the purchase method of accounting with $250,000 allocated to purchased technology, $548,000 allocated to goodwill, and $6,000 allocated to tangible assets.

     HNS ACQUISITION

     On January 1, 1997, because of the expiration of restrictions on the Company's ability to appoint a majority of the HNS Board of Managers, the Company exercised its rights as majority shareholder of HNS by appointing a majority of the members of the HNS Board of Managers. As a result, effective January 1, 1997, the Company began accounting for its investment in HNS by consolidating the statements of financial position and results of operations of HNS with those of the Company.

     Also on January 1, 1997, the Company entered into a debenture purchase agreement with the holder of the Debenture whereby the Company acquired the Debenture in exchange for $1.5 million in cash and 242,288 shares of the Company's common stock valued at $4.2 million. The Company recorded an extraordinary loss on early debt extinguishment of $2.4 million in the first quarter of 1997 related to this transaction which represents the amount paid of $5.7 million in excess of the face amount of the Debenture of $3.0 million plus accrued interest of $280,000.

     Immediately after this transaction, the Company acquired the minority interest in HNS, consisting of 585,335 shares of HNS common stock and stock options to acquire 564,727 shares of HNS common stock at exercise prices ranging from $0.70 per share to $1.65 per share, by exchanging cash of $1.6 million and stock options to acquire 355,317 shares of the Company's common stock at exercise prices ranging from $15.22 per share to $16.53 per share which were valued by the Company at $2.2 million. Including transaction and other costs of $350,000, the Company paid $4.1 million for the acquisition of the HNS minority interest which was accounted for using the purchase method of accounting with $2.7 million of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on January 1, 1997, and $1.4 million allocated to goodwill and purchased technology. The Company also incurred integration costs during the first quarter of 1997 related to this acquisition of $1.6 million which has been reflected in the acquisition related charges in the accompanying consolidated statement of operations. The Company recorded a net deferred income tax asset of approximately $840,000 as a result of this acquisition and provided a valuation allowance against such net deferred income tax asset to reduce it to zero.

     The balance sheets of the above companies have been included in the Company's consolidated balance sheet as of March 31, 1997 and the results of operations of the acquired companies have been included in the Company's supplemental consolidated statements of operations beginning on March 31, 1996, except for Comtech, EISL and HNS, which have been included beginning on August 1, 1996, October 15, 1996 and January 1, 1997, respectively.


                                   FORM 10-Q
                                  PAGE 7 OF 18

                             HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)




     The unaudited proforma results of operations of the Company for the three months ended March 31, 1996 as if the acquisitions described above had been effected on January 1, 1996 is summarized as follows:


                                                  Three months ended
                                                    March 31, 1996
                                                  ------------------
Revenues                                             $ 13,031,000

Loss before extraordinary item                        (12,663,000)
Extraordinary loss on debt extinguishment              (2,419,000)
                                                     ------------
Net loss applicable to common shareholders            (15,082,000)
                                                     ============
Net loss per share applicable to common
   shareholders before extraordinary item            $      (0.71)
Extraordinary loss per share on
   debt extinguishment                                      (0.13)
                                                     ------------
Net loss per share applicable to common
   shareholders                                      $      (0.84)
                                                     ============
Weighted average outstanding common
   share and common share equivalent                   17,903,000
                                                     ============

     The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the dates indicated nor are they necessarily indicative of the results of future operations.

     STI ACQUISITION

     On January 3, 1997, the Company acquired SupplyTech, Inc., a Michigan corporation, and its affiliate, SupplyTech International, LLC, a Michigan limited liability company (collectively "STI"), for 2,400,000 unregistered shares of the Company's common stock in transactions accounted for using the pooling-of-interests method of accounting. SupplyTech, Inc. was acquired in a merger transaction pursuant to the terms of a merger agreement, dated January 3, 1997, by and among the Company, SupplyTech, Inc. and Harbinger Acquisition Corporation II, a Georgia corporation and a wholly owned subsidiary of the Company. SupplyTech, Inc. survived the merger as a wholly owned subsidiary of the Company. SupplyTech International, LLC was acquired by the Company in a series of related share purchases, which included the exchange of the Company's common stock for all the outstanding shares of SupplyTech International, LLC.

     In connection with the STI Acquisition, the Company incurred a charge of $7.1 million in January 1997 for acquisition related expenses and asset write downs and incurred integration costs of $4.8 million during the first quarter of 1997. The Company recorded a net deferred income tax asset during the first quarter 1997 of approximately $1.8 million relating to the STI Acquisition and provided a valuation allowance against such net deferred income tax asset to reduce it to zero.

     The financial position and results of operations of the Company have been restated for all periods prior to the merger to give retroactive effect to the STI Acquisition.


                                   FORM 10-Q
                                  PAGE 8 OF 18

                             HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)



     Total revenues and net income (loss) for the individual companies as previously reported are as follows:


                               Three months ended
                                 March 31, 1996
                               ------------------
Total revenues
  Harbinger Corporation           $ 7,162,000
  STI                               4,342,000
                                  -----------
                                  $11,504,000
                                  ===========
Net income (loss)
  Harbinger Corporation           $(8,301,000)
  STI                                (741,000)
                                  -----------
                                  $(9,042,000)
                                  ===========

3. SHAREHOLDERS' EQUITY

     On January 1, 1997, the Company issued 242,288 shares of the Company's common stock in connection with a debenture purchase agreement. (See Note 2.)

     On January 1, 1997, the Company issued stock options to acquire 355,317 shares of the Company's common stock at exercise prices ranging from $15.22 per share to $16.53 per share related to the acquisition of the minority interest of HNS. (See Note 2.)

     On January 3, 1997, the Company issued 2,400,000 unregistered shares of the Company's common stock as consideration related to the Company's acquisition of SupplyTech, Inc. and SupplyTech International, LLC. (See Note 2.)

     On January 10, 1997, the Board of Directors declared a three-for-two stock split in the form of a 150% stock dividend on the Company's common stock payable on January 31, 1997, to shareholders of record on January 17, 1997.
All share, per share and shareholder's equity amounts included in the Company's consolidated financial statements have been retroactively restated to reflect the split for all periods presented.



                                   FORM 10-Q
                                  PAGE 9 OF 18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and the Company's Form 10-K for the year ending December 31, 1996 and the Company's current report on Form 8-K dated April 28, 1997.

OVERVIEW

     Harbinger Corporation (the "Company") generates revenues from various sources, including revenues for services and license fees for software. Revenues for services principally includes subscription fees for transactions on the Company's Value Added Network ("VAN"), software maintenance and implementation charges and charges for consulting and training services. Subscription fees are based on a combination of monthly access charges and transaction-based usage charges. Software maintenance and implementation revenues represent recurring charges to customers and are deferred and recognized ratably over the service period. Revenues for consulting and training services are based on actual services rendered and are recognized as services are performed. License fees for software are recognized upon shipment, net of estimated returns. Software revenues include royalty revenues under the Company's distribution agreement with a third party distributor which are recognized based upon sales to end users by that distributor.

1996 ACQUISITIONS

     Effective March 31, 1996, the Company completed the acquisition of NTEX Holding B.V. ("NTEX") for $8.0 million and the acquisition of INOVIS GmbH ("INOVIS") for $6.1 million. NTEX is a Rotterdam, The Netherlands-based supplier of EC products and services with about 40 employees at the time of the acquisition. It develops software for EDI, wide area communications, and web site development, and it operates an electronic clearing center in The Netherlands. NTEX builds value-added applications that utilize EDI and manages trading communities for such markets as healthcare, agriculture, shipping and education. INOVIS is a Karlsruhe, Germany-based supplier of EC products and services with about 30 employees at the time of the acquisition. INOVIS develops software for electronic catalogs and ordering systems that use both CD-ROM and the Internet. It also manages an electronic clearing center serving the German-speaking market. INOVIS builds value-added applications that utilize EDI and manages trading communities for the music, book publishing, sporting goods, and other markets. The Company's acquisitions of NTEX and INOVIS are expected to accelerate the Company's realization of opportunities for its products in international markets.

     The Company also completed two other acquisitions during 1996, the acquisition of the remaining outstanding common stock of Harbinger N.V. ("HNV") and the acquisition of Comtech Management Systems, Inc., which are more fully described in the Company's accompanying supplemental consolidated financial statements and which are not expected to have a significant impact on the Company's financial position or results of operations.

HNS ACQUISITION

     On January 1, 1997, because of the expiration of restrictions on the Company's ability to appoint a majority of the HNS Board of Managers, the Company exercised its rights as majority shareholder of HNS by appointing a majority of the members of the HNS Board of Managers. As a result, effective January 1, 1997, the Company began accounting for its investment in HNS by consolidating the statements of financial position and results of operations of HNS with those of the Company.

     Also on January 1, 1997, the Company entered into a debenture purchase agreement with the holder of the Debenture whereby the Company acquired the Debenture in exchange for $1.5 million in cash and 242,288 shares of the Company's common stock valued at $4.2 million. The Company recorded an extraordinary loss on early debt extinguishment of $2.4 million in the first quarter of 1997 related to this transaction which represents the amount paid of $5.7 million in excess of the face amount of the Debenture of $3.0 million plus accrued interest of $280,000.



                                   FORM 10-Q
                                 PAGE 10 OF 18

     Immediately after this transaction, the Company acquired the minority interest in HNS, consisting of 585,335 shares of HNS common stock and stock options to acquire 564,727 shares of HNS common stock at exercise prices ranging from $0.70 per share to $1.65 per share, by exchanging cash of $1.6 million and stock options to acquire 355,317 shares of the Company's common stock at exercise prices ranging from $15.22 per share to $16.53 per share which were valued by the Company at $2.2 million. Including transaction and other costs of $350,000, the Company paid $4.1 million for the acquisition of the HNS minority interest which was accounted for using the purchase method of accounting with $2.7 million of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on January 1, 1997, and $1.4 million allocated to goodwill and purchased technology. The Company also incurred integration costs during the first quarter of 1997 related to this acquisition of $1.6 million which has been reflected in the acquisition related charges in the accompanying consolidated statement of operations. The Company recorded a net deferred income tax asset of approximately $840,000 as a result of this acquisition and intends to provide a valuation allowance against such net deferred income tax asset to reduce it to zero.

STI ACQUISITION

     On January 3, 1997, the Company acquired SupplyTech, Inc., a Michigan corporation, and its affiliate, SupplyTech International, LLC, a Michigan limited liability company (collectively "STI"), for 2,400,000 unregistered shares of the Company's common stock in transactions accounted for using the pooling-of-interests method of accounting. SupplyTech, Inc. was acquired in a merger transaction pursuant to the terms of a merger agreement, dated January 3, 1997, by and among the Company, SupplyTech, Inc. and Harbinger Acquisition Corporation II, a Georgia corporation and a wholly owned subsidiary of the Company. SupplyTech, Inc. survived the merger as a wholly owned subsidiary of the Company. SupplyTech International, LLC was acquired by the Company in a series of related share purchases, which included the exchange of the Company's common stock for all the outstanding shares of SupplyTech International, LLC.

     In connection with the STI Acquisition, the Company incurred a charge of $7.1 million in January 1997 for acquisition related expenses and asset write downs and incurred integration costs of $4.8 million during the first quarter of 1997. The Company recorded a net deferred income tax asset during the first quarter 1997 of approximately $1.8 million relating to the STI Acquisition and provided a valuation allowance against such net deferred income tax asset to reduce it to zero.

     The financial position and results of operations of the Company have been restated for all periods prior to the merger to give retroactive effect to the STI Acquisition.

RESULTS OF OPERATIONS

     REVENUES

     Total revenues increased 48% from $11.5 million in the three months ended March 31, 1996 to $17.0 million in the same period in 1997. Revenues for services increased 62% from $7.5 million in the three months ended March 31, 1996 to $12.1 million in the same period in 1997, reflecting an increase in the number of subscribers utilizing the Company's VAN, increases in the average volume of transmissions by subscribers and increases in professional services revenues. In addition, increases in revenues for services reflect revenues generated from the Company's European subsidiaries which were acquired at the end of the first quarter in 1996. Revenues from software maintenance and implementation also increased, reflecting primarily an increase in the number of customers. Revenues from software sales increased 22% from $4.0 million in the three months ended March 31, 1996 to $4.9 million in the same period in 1997. This increase primarily reflects increases in licensed PC software, software revenues generated from the Company's European subsidiaries which were acquired at the end of the first quarter in 1996, and increases in software license fees attributable to the licensing of enterprise-wide software products. The increase in software sales was offset by a decrease in royalties recognized for software products licensed through a third party distributor.



                                   FORM 10-Q
                                 PAGE 11 OF 18

     DIRECT COSTS

     Direct costs for services increased from $2.4 million in the three months ended March 31, 1996, to $3.8 million in the three months ended March 31, 1997 which represented approximately 32% of services revenues in both periods. Direct costs for software increased from $675,000, or 16.8% of software revenues, in the three months ended March 31, 1996, to $694,000, or 14.2% of software revenues, in the three months ended March 31, 1997. The decrease in direct costs for software as a percentage of software revenues is due to the licensing of higher margin products and decreases in software amortization.

     SELLING AND MARKETING

     Selling and marketing expenses increased 14% from $3.1 million, or 26.6% of revenues in the three months ended March 31, 1996 to $3.5 million, or 20.5% of revenues in the three months ended March 31, 1997. This decrease in marketing and selling expenses as a percentage of revenues is primarily due to the effect of increased revenues and efficiencies associated with other costs to support increased sales activity.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased 22% from $2.8 million in the three months ended March 31, 1996 to $3.4 million in the three months ended March 31, 1997. As a percentage of revenues, these expenses decreased from 23.9% of revenues in the three months ended March 31, 1996 to 19.7% of revenues in the three months ended March 31, 1997. The decrease as a percentage of revenues reflects efficiencies associated with expanding the Company's operations and the effect of increases in software and services revenue.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased 101% from $491,000 in the three months ended March 31, 1996 to $985,000 in the three months ended March 31, 1997. As a percentage of revenues, these expenses increased from 4.3% of revenues in the three months ended March 31, 1996 to 5.8% of revenues in the three months ended March 31, 1997. The increase as a percentage of revenues is primarily the result of the amortization of the intangible assets related to the acquisitions and increases in capital expenditures purchased during 1996.

     PRODUCT DEVELOPMENT

     Total expenditures for product development, including capitalized software development costs, were $2.5 million in the three months ended March 31, 1996 and 1997. The Company capitalized software development costs of $827,000 and $775,000 in the three months ended March 31, 1996 and 1997, respectively, which represented 33.6% and 30.8% of total expenditures for product development in these respective periods. As a percentage of total revenues, product development costs were 21.4% of revenues in the three months ended March 31, 1996 and 14.8% in the three months ended March 31, 1997. The decrease in product development expenditures as a percentage of revenue is primarily attributable to increased revenues. Amortization of capitalized product development cost is charged to direct cost of software revenues and totaled $422,000 and $379,000 in the three months ended March 31, 1996 and 1997, respectively.

     CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT AND OTHER ACQUISITION RELATED CHARGES

     The Company incurred a $16.2 million charge for acquired research and development and other acquisition related charges during the three months ended March 31, 1997. In connection with the HNS acquisition described above, the Company acquired in-process product development of approximately $2.7 million. Since the Company determined that certain of the acquired technologies had not reached technological feasibility, the Company expensed the portion of the purchase price allocable to such in-process product development. In connection with the STI acquisition, the Company incurred approximately $7.1 million for acquisition related expenses and asset write downs. Additionally, the Company incurred integration costs of $6.4 million in connection with both the HNS and STI acquisitions. Because of costs and resources expended in connection with these integration activities, some


                                   FORM 10-Q
                                 PAGE 12 OF 18
expense categories may increase in the future as a percentage of total revenues. (See Note 2.) In 1996, the Company incurred an $8.4 million charge for acquired in-process product development in connection with the European acquisitions.

     EQUITY IN LOSSES OF JOINT VENTURES

     The Company recognized equity in loss of SupplyTech Australia, Pty., a joint venture investment in the second quarter of 1996, of $18,000 in the three months ended March 31, 1997 as compared to the $69,000 and $1,110,000 equity in losses of Harbinger NV ("HNV") and HNS, respectively, in the three months ended March 31, 1996. Effective March 31, 1996, the Company acquired the remaining outstanding stock of HNV. Effective January 1, 1997, the Company acquired the remaining outstanding minority interest of HNS. (See Note 2.)

INTEREST INCOME

     The Company recorded net interest income of $64,000 for the three months ended March 31, 1997 as compared to net interest income of $90,000 for the three months ended March 31, 1996. This decrease is primarily due to the cash payment related to the acquisitions completed in 1996 and the acquisition of HNS in 1997. (See Note 2.)

INCOME TAXES

     The Company recorded income tax expense of $23,000 for the three months ended March 31, 1997 as compared to income tax expense of $49,000 for the three months ended March 31, 1996, primarily reflecting certain foreign income tax expense.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

     The Company recorded a loss of $2.4 million on early debt extinguishment under the debenture purchase agreement. (See Note 2.)

NET LOSS AND EARNINGS PER SHARE

     The Company realized a net loss of $15.7 million for the three months ended March 31, 1997 as compared to a net loss of $9.0 million for the three months ended March 31, 1996. The net loss in the period ended March 31, 1997 reflects the effect of the charge for purchased in-process product development and acquisition related charges of $16.2 million and the extraordinary loss on early debt extinguishment of $2.4 million as compared to the effect of the $8.4 million charge for purchased, in-process product development and other acquisition related charges resulting from the acquisition of the European subsidiaries at the end of the first quarter of 1996. The Company realized a loss per share of $(.83) for the three months ended March 31, 1997 as compared to the loss of $(.51) for the three months ended March 31, 1996. Excluding the charges for purchased in-process product development, acquisitions, extraordinary loss on debt extinguishment, equity loss of HNS in 1996, and the related income tax effects, the Company would have reported net income of $1,803,000 or $0.09 per share as compared to net income of $302,000 or $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased $6.2 million from $3.1 million as of December 31, 1996 to a working capital deficit of $3.1 million as of March 31, 1997. This decrease principally reflects the liabilities assumed and the consideration given related to the acquisitions which occurred in the first quarter of 1997. (See Note 2.) In the three months ended March 31, 1997, the Company used cash in operating activities of $998,000 as compared to cash provided by operations of $2.0 million for the three months ended March 31, 1996. This decrease is primarily due to the merger and integration costs incurred related to the acquisitions which occurred in the first quarter of 1997. The Company used net cash in investing activities of $3.8 million for the three months ended March 31, 1997 as compared to $1.6 million for the three months ended March 31, 1996. Cash used in investing



                                   FORM 10-Q
                                 PAGE 13 OF 18
activities for the period ended March 31, 1997 included cash used in acquisitions, purchases of property and equipment and additions to software development. The Company used net cash from financing activities of $1.8 million in order to pay off debt assumed from the acquisitions. These uses were offset by proceeds received from the line of credit, the purchase of the HNS subordinated debt, and exercises of Harbinger stock options in the three months ended March 31, 1997. Cash provided by financing activities of $450,000 for the three months ended March 31, 1996 related primarily to exercises of Harbinger stock options and proceeds received from the line of credit.

     The Company has invested in a new telephone system which commits the Company to a final payment of approximately $210,000 during the second quarter of 1997. The Company currently has no other material commitments for capital expenditures.

     Management expects that the Company will continue to be able to fund its acquisitions, operations, investment needs and capital expenditures through cash flows generated from operations, cash on hand, borrowings under a line of credit and additional equity capital. Management believes that outside sources for debt and additional equity capital, if needed, will be available to finance expansion projects and any possible acquisitions. The form of any financing will vary depending upon prevailing market and other conditions and may include short- or long-term borrowings from financial institutions, or the issuance of additional equity securities. However, there can be no assurances that funds will be available on terms acceptable to the Company.

     This Form 10-Q includes "forward looking" statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 related to the Company that involve risks and uncertainties including, but not limited to, quarterly fluctuations in results, the management of growth, market acceptance of certain products and other risks. For further information about these and other factors that could affect the Company's future results, please see the Company's reports filed with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended December 31, 1996. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward looking statements.



                                   FORM 10-Q
                                 PAGE 14 OF 18

PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of stockholders of Harbinger Corporation was held on April 25, 1997. There were present at said meeting in person or by proxy, stockholders of the Corporation who were the holders of 14,359,266 shares or 75.5% of the Common Stock entitled to vote thereat.

b) The following directors were elected to hold office until the designated annual meeting of stockholders or until their successors are elected and qualified, with the vote for each director being reflected below:


                                                       VOTES FOR                      VOTES WITHHELD
                                                       ---------                      --------------
    Elected to hold office until the 2000 annual meeting:

                William B. King                         14,315,616                          43,650
                Stuart L. Bell                          14,315,616                          43,650
                James C. Davis                          14,315,616                          43,650

    Elected to hold office until the 1999 meeting:

                Benn R. Konsynski                       14,315,616                          43,650

    Elected to hold office until the 1998 meeting:

                Klaus Neugebauer                        14,315,616                          43,650
                Ad Nederlof                             14,315,616                          43,650


     The affirmative vote of the holders of a plurality of the outstanding shares of Common Stock represented at the Annual Meeting was required to elect each director.

c) The proposal to approve the Harbinger Corporation 1996 Stock Option Plan was approved with 12,225,314 affirmative votes, 730,479 negative votes cast, 57,709 abstentions and 1,345,764 broker non votes. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to approve the amendment.

d) The appointment of KPMG Peat Marwick LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 1997, was ratified with the votes as follows:
     14,358,731 affirmative votes, zero negative votes cast and 535 abstentions. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to ratify the appointment of KPMG Peat Marwick LLP.


                                   FORM 10-Q
                                 PAGE 15 OF 18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 11.  Computation of earnings per share

            Exhibit 27.  Financial Data Schedule (for SEC use only)

      (b)   Reports on Form 8-K

            Form 8-K dated January 1, 1997 reporting under Item 2 the acquisition of Harbinger NET Services, LLC.

            Form 8-K dated January 3, 1997 reporting under Item 2 the merger of Harbinger Corporation and SupplyTech, Inc. and SupplyTech International, LLC and subsidiaries.

            Form 8-K/A dated March 14, 1997 reporting under Item 7 the financial information and exhibits of Harbinger NET Services, LLC.

            Form 8-K/A dated March 18, 1997 reporting under Item 7 the financial information and exhibits of SupplyTech, Inc. and SupplyTech International, LLC and subsidiaries.

            Form 8-K dated April 28, 1997 reporting under Item 5 the financial information and exhibits of the pooling-of-interests business combination of Harbinger Corporation and SupplyTech, Inc. and SupplyTech International, LLC and subsidiaries.




                                   FORM 10-Q
                                 PAGE 16 OF 18

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HARBINGER CORPORATION





Date:        5/13/97                        /s/ C. Tycho Howle
      -----------------------------     --------------------------------
                                        C. Tycho Howle
                                        Chairman
                                        (Principal Executive Officer)


Date:        5/13/97                        /s/ Joel G. Katz
      -----------------------------     --------------------------------
                                        Joel G. Katz
                                        Chief Financial Officer
                                        (Principal Financial Officer;
                                        Principal Accounting Officer)




                                   FORM 10-Q
                                 PAGE 17 OF 18