Form 10-Q
period 1997-06-30
HARBINGER CORP
filed 1997-08-13
CIK 947116

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[MARK ONE]
     /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

     / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-26298

                             HARBINGER CORPORATION
             (Exact name of registrant as specified in Its charter)



                GEORGIA
(State or other Jurisdiction of incorporation or                 58-1817306
               organization)                         (I.R.S. Employer Identification No.)

        1055 LENOX PARK BOULEVARD
            ATLANTA, GEORGIA                                  30319
 (Address of principal executive offices)                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 467-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of the issuer's class of capital stock outstanding as of July 30, 1997, the latest practicable date, is as follows: 21,110,345 shares of Common Stock, $.0001 par value.



===============================================================================

                                   Form 10-Q
                                 Page 1 of 21

                             HARBINGER CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997


                               TABLE OF CONTENTS

                                                                                    Page
                                                                                   Number
                                                                                   -------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets - (unaudited) June 30, 1997
                     and December  31, 1996                                          3

              Consolidated Statements of Operations (unaudited) -
                     Three months and six months ended June 30, 1997 and 1996        4

              Consolidated Statements of Cash Flows (unaudited) -
                     Six months ended June 30, 1997 and 1996                         5

              Notes to Consolidated Financial Statements (unaudited)                 6


Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                 11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                           18


PART III.  SIGNATURES                                                               19


                                   Form 10-Q
                                 Page 2 of 21

ITEM 1.  FINANCIAL STATEMENTS

                             HARBINGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                            June 30,           December 31,
                                                                         ------------         ------------
                                                                             1997                  1996
                                                                         ------------         ------------
ASSETS
Current assets:
      Cash and cash equivalents                                          $  2,085,000         $  9,059,000
      Accounts receivable, less allowances for returns and
         doubtful accounts of $1,900,000 at June 30, 1997 and
         $2,077,000 at December 31, 1996                                   18,390,000           11,890,000
      Deferred income taxes                                                 1,629,000            1,517,000
      Due from joint ventures                                                 117,000            1,827,000
      Other current assets                                                  1,729,000            1,399,000
                                                                         ------------         ------------
             Total current assets                                          23,950,000           25,692,000
                                                                         ------------         ------------
Property and equipment, less accumulated depreciation and amortization     10,675,000            8,226,000
Investments in joint ventures                                                    --                407,000
Intangible assets, less accumulated amortization                           13,050,000           13,147,000
Deferred income taxes and other assets                                           --              1,321,000
                                                                         ============         ============
                                                                         $ 47,675,000         $ 48,793,000
                                                                         ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                   $  3,438,000         $  3,053,000
      Accrued expenses                                                     10,998,000            9,880,000
      Deferred revenues                                                     8,247,000            7,193,000
      Note payable to bank                                                       --              1,550,000
      Current portion of long-term debt                                       749,000              907,000
                                                                         ------------         ------------
             Total current liabilities                                     23,432,000           22,583,000
                                                                         ------------         ------------

Commitments and contingencies

Long-term debt, excluding current portion                                   1,223,000            1,368,000

Redeemable preferred stock:
      Zero Coupon; 4,000,000 shares issued and outstanding
         at June 30, 1997 and December 31, 1996                                  --                   --


Shareholders' equity:
      Common stock, $0.0001 par value; 100,000,000 shares
         authorized, 19,291,886 shares and 18,690,265 shares issued
         and outstanding at June 30, 1997 and December 31, 1996                 2,000                2,000
      Additional paid-in capital                                           57,561,000           45,291,000
      Accumulated deficit                                                 (34,543,000)         (20,451,000)
                                                                         ------------         ------------
             Total shareholders' equity                                    23,020,000           24,842,000
                                                                         ============         ============
                                                                         $ 47,675,000         $ 48,793,000
                                                                         ============         ============


          See accompanying notes to consolidated financial statements



                                   Form 10-Q

                             HARBINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months Ended                Six Months Ended
                                                                    June 30,                        June 30,
                                                           --------------------------    ----------------------------
                                                               1997          1996            1997            1996
                                                           -----------   ------------    ------------    ------------
Revenues:
      Services                                             $12,138,000   $  9,372,000    $ 24,255,000    $ 16,869,000
      Software                                               7,547,000      5,381,000      12,433,000       9,388,000
                                                           -----------   ------------    ------------    ------------
             Total revenues                                 19,685,000     14,753,000      36,688,000      26,257,000
                                                           -----------   ------------    ------------    ------------

Direct costs:
      Services                                               4,258,000      3,503,000       8,091,000       5,922,000
      Software                                                 946,000        691,000       1,640,000       1,366,000
                                                           -----------   ------------    ------------    ------------
             Total direct costs                              5,204,000      4,194,000       9,731,000       7,288,000
                                                           -----------   ------------    ------------    ------------

Gross margin                                                14,481,000     10,559,000      26,957,000      18,969,000
                                                           -----------   ------------    ------------    ------------

Operating costs:
      Selling and marketing                                  4,009,000      4,146,000       7,491,000       7,202,000
      General and administrative                             3,714,000      3,304,000       7,070,000       6,056,000
      Depreciation and amortization                            981,000        747,000       1,966,000       1,238,000
      Product development                                    2,127,000      2,110,000       3,870,000       3,747,000
      Charge for purchased in-process product
           development and acquisition related charges            --             --        16,236,000       8,350,000
                                                           -----------   ------------    ------------    ------------
             Total operating costs                          10,831,000     10,307,000      36,633,000      26,593,000
                                                           -----------   ------------    ------------    ------------

             Operating income (loss)                         3,650,000        252,000      (9,676,000)     (7,624,000)
Interest (income) expense, net                                  22,000        (37,000)        (42,000)       (127,000)
Equity in losses of joint ventures                              35,000      1,682,000          53,000       2,861,000
                                                           -----------   ------------    ------------    ------------

Income (loss) before income tax expense and
      extraordinary item                                     3,593,000     (1,393,000)     (9,687,000)    (10,358,000)
Income tax expense                                           1,396,000         83,000       1,419,000         132,000
                                                           -----------   ------------    ------------    ------------

Income (loss) before extraordinary item                      2,197,000     (1,476,000)    (11,106,000)    (10,490,000)
Extraordinary loss on debt extinguishment                         --             --         2,419,000            --
                                                           -----------   ------------    ------------    ------------
Net income (loss)                                            2,197,000     (1,476,000)    (13,525,000)    (10,490,000)
Preferred stock dividends                                         --             --              --           (28,000)
                                                           -----------   ------------    ------------    ------------

    Net income (loss) applicable to common
      shareholders                                         $ 2,197,000   $ (1,476,000)   $(13,525,000)   $(10,518,000)
                                                           ===========   ============    ============    ============


Net income (loss) per share:

      Income (loss) before extraordinary item applicable
         to common shareholders                            $      0.11   $      (0.08)   $      (0.58)   $      (0.58)
      Extraordinary loss on debt extinguishment                   --             --      $      (0.13)           --
                                                           -----------   ------------    ------------    ------------
      Net income (loss) per common share                   $      0.11   $      (0.08)   $      (0.71)   $      (0.58)
                                                           ===========   ============    ============    ============
Weighted average number of common and
      common equivalent shares outstanding                  20,649,000     18,511,000      19,166,000      18,209,000
                                                           ===========   ============    ============    ============

          See accompanying notes to consolidated financial statements



                                   Form 10-Q
                                 Form 4 of 21

                             HARBINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                          Six Months Ended
                                                                    --------------------------------
                                                                               June 30,
                                                                    --------------------------------
                                                                        1997                1996
                                                                    ------------        ------------
Cash flows (used in) provided by operating activities:              $ (2,051,000)       $    762,000
                                                                    ------------        ------------
Cash flows from investing activities:
      Purchases of property and equipment                             (3,270,000)         (1,865,000)
      Additions to software development costs                         (1,714,000)         (1,321,000)
      Acquisitions                                                    (1,717,000)         (4,603,000)
                                                                    ------------        ------------
         Net cash used in investing activities:                       (6,701,000)         (7,789,000)
                                                                    ------------        ------------
Cash flows from financing activities
      Dividends paid on preferred stock                                     --               (28,000)
      Exercise of stock options and warrants                           1,988,000             532,000
      Repayments of notes payable                                     (1,943,000)         (1,029,000)
      Purchase of HNS subordinated debenture                          (1,500,000)               --
                                                                    ------------        ------------
         Net cash used in financing activities                        (1,455,000)           (525,000)
                                                                    ------------        ------------
Net decrease in cash and cash equivalents                            (10,207,000)         (7,552,000)
Cash and cash equivalents at beginning of period                       9,059,000          12,763,000
Effect of exchange rates on cash                                         (93,000)           (100,000)
Cash received from acquisitions                                        3,326,000             356,000
                                                                    ------------        ------------
Cash and cash equivalents at end of period                          $  2,085,000        $  5,467,000
                                                                    ============        ============






Supplemental disclosure of cash paid for interest                   $     31,000        $     69,000
                                                                    ============        ============

Supplemental disclosure of noncash investing activities:


      Purchase of HNS subordinated debenture in exchange
         for common stock                                           $  4,200,000        $       --
                                                                    ============        ============

      Acquisition of HNS minority interest in exchange for
         issuance of options                                        $  2,216,000        $       --
                                                                    ============        ============

      Acquisition of businesses in exchange for assumption of
         liabilities and issuance of common stock                   $    677,000        $       --
                                                                    ============        ============

      Acquisition of businesses in exchange for assumption of
         liabilities and issuance of common stock and options
         and warrants to acquire common stock                       $       --          $ 11,294,000
                                                                    ============        ============

      Conversion of Series C preferred stock to common stock        $       --          $  2,485,000
                                                                    ============        ============


          See accompanying notes to consolidated financial statements



                                   Form 10-Q

                             HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Harbinger Corporation's ("Harbinger" or the "Company") Form 10-K for the year ended December 31, 1996 and the Company's current report on Form 8-K dated July 1, 1997.

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



                                   Form 10-Q
                                 Page 6 of 21

                             HARBINGER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


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

         1997 ACQUISITIONS

         HNS

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

         Immediately after this transaction, the Company acquired the minority interest in HNS, consisting of 585,335 shares of HNS common stock and stock options to acquire 564,727 shares of HNS common stock at exercise prices ranging from $0.70 per share to $1.65 per share, by exchanging cash of $1.6 million and stock options to acquire 355,317 shares of the Company's common stock at exercise prices ranging from $15.22 per share to $16.53 per share which were valued by the Company at $2.2 million. Including transaction and other costs of $350,000, the Company paid $4.1 million for the acquisition of the HNS minority interest which was accounted for using the purchase method of accounting with $2.7 million of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on January 1, 1997, and $1.4 million allocated to goodwill and purchased technology. The Company also incurred integration costs during the first quarter of 1997 related to this acquisition of $1.6 million which have been reflected in the acquisition related charges in the accompanying consolidated statement of operations. The Company recorded a net deferred income tax asset of approximately $840,000 as a result of this acquisition and provided a valuation allowance against such net deferred income tax asset to reduce it to zero.

         Smart Solutions

         Effective May 1, 1997, the Company acquired all of the common stock of Smart Solutions, a Michigan corporation based in Traverse City, Michigan, for $677,000, consisting of 19,757 unregistered shares of the Company's common stock valued at $454,000 and the assumption of $223,000 in liabilities. The Company recorded the acquisition using the purchase method of accounting with $100,000 of the purchase price allocated to purchased technology, $71,000 allocated to tangible assets and $506,000 allocated to goodwill.

         PRO FORMA FINANCIAL INFORMATION

         The balance sheets of the above companies have been included in the Company's consolidated balance sheet as of June 30, 1997 and the results of operations of the acquired companies have been included in the Company's consolidated statements of operations beginning on March 31, 1996, except for Comtech, EISL, HNS and Smart Solutions, which have been included beginning on August 1, 1996, October 15, 1996, January 1, 1997, and May 1, 1997,
respectively.



                                   Form 10-Q

                             HARBINGER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)



         The unaudited proforma results of operations of the Company for the three and six months ended June 30, 1996 as if the acquisitions described above had been effected on January 1, 1996 is summarized as follows:

                                                      Three months        Six months
                                                         ended              ended
                                                     June 30, 1996      June 30, 1996
                                                     -------------      -------------
Revenues                                              $ 14,943,000       $ 28,024,000
                                                      ============       ============
Loss before extraordinary item applicable
     to common shareholders                             (1,688,000)       (14,375,000)

Extraordinary loss on debt extinguishment                     --           (2,419,000)
                                                      ============       ============
Net loss applicable to common shareholders            $ (1,688,000)      $(16,794,000)
                                                      ============       ============

Net loss per share applicable to common
     shareholders before extraordinary item           $      (0.09)      $      (0.77)

Extraordinary loss per share on
     debt extinguishment                                      --                (0.13)
                                                      ------------       ------------

Net loss per share applicable to common
     shareholders                                     $      (0.09)      $      (0.90)
                                                      ============       ============
Weighted average outstanding common
     share and common share equivalent                  18,773,000         18,659,000
                                                      ============       ============

         The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the dates indicated nor are they necessarily indicative of the results of future operations. The unaudited pro forma results for 1997 reflecting the acquisition of Smart Solutions as if it had occurred on January 1, 1997 would not be significantly different than presented in the accompanying 1997 consolidated statement of operations.

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



                                   Form 10-Q
                                 Page 8 of 21

                             HARBINGER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


         Total revenues and net income (loss) for the individual companies as previously reported are as follows:


                                                      Three months        Six months
                                                          ended             ended
                                                      June 30, 1996      June 30, 1996
                                                      ------------       ------------
                   Total revenues
                        Harbinger Corporation         $ 10,081,000       $ 17,243,000
                        STI                              4,672,000          9,014,000
                                                      ------------       ------------
                                                      $ 14,753,000       $ 26,257,000
                                                      ============       ============

                   Net loss
                        Harbinger Corporation         $   (107,000)      $ (8,408,000)
                        STI                             (1,369,000)        (2,110,000)
                                                      ------------       ------------
                                                      $ (1,476,000)      $(10,518,000)
                                                      ============       ============


3.       SHAREHOLDERS' EQUITY

         Stock Split

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

         Secondary Stock Offering

         On July 29, 1997, the Company completed the public offering of 2.9 million shares of Common Stock, consisting of 1.8 million shares sold by the Company and 1.1 million shares sold by selling shareholders, at a public offering price of $30.75 per share. The offering resulted in net proceeds to the Company of approximately $52.6 million.

4.       CREDIT FACILITY

         Effective April 16, 1997, the Company increased its credit facility to $10 million with an interest rate of Prime and a commitment fee on the unused portion of .375%.

5.       NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and results in additional common stock that would share in the earnings of the Company. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of SFAS No. 128 will have a significant impact on its reported EPS.



                                   Form 10-Q

                             HARBINGER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)



         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not expect that SFAS No. 129 will require significant revision of prior disclosures since SFAS No. 129 lists required disclosures that had been included in a number of previously existing separate statements or opinions.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to display, with the same prominence as other financial statements, the components of comprehensive income. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company's financial statements will include the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 beginning the first quarter of 1998.




                                   Form 10-Q
                                 Page 10 of 21

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and the Company's Form 10-K for the year ending December 31, 1996 and the Company's current report on Form 8-K dated July 1, 1997.

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

         The Company also completed two other acquisitions during 1996, the acquisition of the remaining outstanding common stock of Harbinger N.V. ("HNV") and the acquisition of Comtech Management Systems, Inc., which did not have a significant impact on the Company's financial position or results of operations.

1997 ACQUISITIONS

         Harbinger Net Services LLC ("HNS")

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



                                   Form 10-Q
                                 Page 11 of 21

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

         Smart Solutions

         On May 1, 1997, the Company acquired Smart Solutions, which is not expected to have a significant impact on the Company's financial position or results of operations. Smart Solutions, located in Traverse City, Michigan, is a provider of advanced ship notice and bar coding software.

RESULTS OF OPERATIONS

   REVENUES

         Total revenues increased 40% from $26.3 million in the six months ended June 30, 1996 to $36.7 million in the same period in 1997. Revenues for services increased 44% from $16.9 million in the six months ended June 30, 1996 to $24.3 million in the same period in 1997, primarily reflecting an increase in the number of subscribers utilizing the Company's VAN, increases in the average volume of transmissions by subscribers, and an increase in professional services revenues. In addition, increases in revenues for services reflect revenues generated from the Company's European subsidiaries which were acquired at the end of the first quarter 1996. Revenues from software maintenance and implementation also increased, reflecting primarily an increase in the number of customers. Revenue from software sales increased 32% from $9.4 million in the six months ended June 30, 1996 to $12.4 million in the same period in 1997. This increase primarily reflects increases in licensed PC software, software



                                   Form 10-Q
revenues generated from the Company's European subsidiaries which were acquired at the end of the first quarter in 1996, and increases in software license fees attributable to the licensing of enterprise-wide software products. The increase in software license fees was offset by a $1.7 million decrease in royalties recognized for software products licensed through a third party distributor.

         Total revenues increased 33% from $14.8 million in the three months ended June 30, 1996 to $19.7 million in the same period in 1997. Revenues for services increased 30% from $9.4 million in the three months ended June 30, 1996 to $12.1 million in the same period in 1997, primarily reflecting an increase in the number of subscribers utilizing the Company's VAN, increases in the average volume of transmissions by subscribers and increases in professional services revenues. Revenues from software maintenance and implementation also increased, reflecting primarily an increase in the number of customers. Revenues from software license fees increased 40% from $5.4 million in the three months ended June 30, 1996 to $7.5 million in the same period in 1997. This increase primarily reflects increases in licensed PC and enterprise-wide software products. The increase in software license fees was offset by a $633,000 decrease in royalties recognized for software products licensed through a third party distributor.

   DIRECT COSTS

         Direct costs for services increased from $5.9 million, or 35.1% of services revenues, in the six months ended June 30, 1996, to $8.1 million, or 33.4% of services revenues, in the six months ended June 30, 1997. The decrease in direct costs for services, as a percentage of services revenues reflects increased operating leverage on higher revenues and operating synergies realized from the STI merger. Direct costs for software increased from $1.4 million, or 14.6% of software revenues, in the six months ended June 30, 1996, to $1.6 million, or 13.2% of software revenues, in the six months ended June 30, 1997. The decrease in direct costs for software, as a percentage of software revenues, is due to a higher level of software license revenues.

         Direct costs for services increased from $3.5 million, or 37.4% of services revenue in the three months ended June 30, 1996, to $4.3 million, or 35.1% of services revenue in the three months ended June 30, 1997. The decrease in direct costs for services, as a percentage of services revenues reflects increased operating leverage on higher revenues and operating synergies realized from the STI merger. Direct costs for software increased from $691,000, or 12.8% of software revenues, in the three months ended June 30, 1996, to $946,000, or 12.5% of software revenues, in the three months ended June 30, 1997.

   SELLING AND MARKETING

         Selling and marketing expenses increased 4% from $7.2 million or 27.4% of revenues in the six months ended June 30, 1996 to $7.5 million or 20.4% of revenues in the six months ended June 30, 1997. The decrease in selling and marketing expenses as a percentage of revenues is primarily due to the effect of increased revenues and efficiencies associated with other costs to support increased sales activity as well as efficiencies associated with the STI merger.

         Selling and marketing expenses decreased 3% from $4.1 million, or 28.1% of revenues in the three months ended June 30, 1996 to $4.0 million, or 20.4% of revenues in the three months ended June 30, 1997. The decrease in selling and marketing expenses as a percentage of revenues is primarily due to the effect of increased revenues and efficiencies associated with other costs to support increased sales activity as well as efficiencies associated with the STI merger.

   GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 17% from $6.1 million in the six months ended June 30, 1996 to $7.1 million in the six months ended June 30, 1997. As a percentage of revenues, these expenses decreased from 23.1% of revenues in the six months ended June 30, 1996 to 19.3% of revenues in the six months ended June 30, 1997. The decrease as a percentage of revenues reflects efficiencies associated with expanding the Company's



                                   Form 10-Q
operations and the effect of increases in software and services revenue as well as efficiencies associated with the STI merger.

         General and administrative expenses increased 12% from $3.3 million in the three months ended June 30, 1996 to $3.7 million in the three months ended June 30, 1997. As a percentage of revenues, these expenses decreased from 22.4% of revenues in the three months ended June 30, 1996 to 18.9% of revenues in the three months ended June 30, 1997. The decrease as a percentage of revenues reflects efficiencies associated with expanding the Company's operations and the effect of increases in software and services revenue as well as efficiencies associated with the STI merger.

   DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased 59% from $1.2 million in the six months ended June 30, 1996 to $2.0 million in the six months ended June 30, 1997. As a percentage of revenues, these expenses increased from 4.7% of revenues in the six months ended June 30, 1996 to 5.4% of revenues in the six months ended June 30, 1997. The increase as a percentage of revenues is primarily the result of the amortization of the intangible assets related to the acquisitions completed at the end of first quarter 1996 and increases in capital expenditures purchased during 1996 and 1997.

         Depreciation and amortization increased 31% from $747,000 in the three months ended June 30, 1996 to $981,000 in the three months ended June 30, 1997. As a percentage of revenues, these expenses decreased from 5.1% of revenues in the three months ended June 30, 1996 to 5.0% of revenues in the three months ended June 30, 1997. The percentage of revenue in the three months ended June 30, 1997 is comparable to the three months ended June 30, 1996 as a result of revenues increasing at a faster rate than the increase in depreciation and amortization.

   PRODUCT DEVELOPMENT

         Total expenditures for product development, including capitalized software development costs, increased from $5.1 million in the six months ended June 30, 1996 to $5.6 million in the same period in 1997. This increase primarily reflects the additional product development personnel related costs associated with the acquisitions. The Company capitalized product development costs of $1.3 million and $1.7 million, in the six months ended June 30, 1996 and 1997, respectively, which represented 26.1% and 30.7% of total expenditures for product development in these respective periods. As a percentage of total revenues, expenditures for product development costs decreased from 19.3% of revenues in the six months ended June 30, 1996 to 15.2% of revenues in the six months ended June 30, 1997. The decrease in product development expenditures as a percentage of revenue is primarily attributable to increased revenues. Amortization of capitalized software development costs is charged to direct costs of software revenues and totaled $843,000 and $771,000, respectively, in the six months ended June 30, 1996 and 1997.

         Total expenditures for product development, including capitalized software development costs, increased from $2.6 million in the three months ended June 30, 1996 to $3.1 million in the same period in 1997. This increase primarily reflects the additional product development personnel related costs associated with the acquisitions. The Company capitalized software development costs of $494,000 and $936,000 in the three months ended June 30, 1996 and 1997, respectively, which represented 19% and 30.6% of total expenditures for product development in these respective periods. The increase in capitalized software development costs as a percentage of total expenditures for product development is due to development activities on products that have reached technological feasibility. As a percentage of total revenues, expenditures for product development costs were 17.7% of revenues in the three months ended June 30, 1996 and 15.6% in the three months ended June 30, 1997. The decrease in product development expenditures as a percentage of revenue is primarily attributable to increased revenues and a higher level of capitalization. Amortization of capitalized software development costs is charged to direct cost of software revenues and totaled $421,000 and $378,000 in the three months ended June 30, 1996 and 1997, respectively.



                                   Form 10-Q

CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT AND OTHER
ACQUISITION RELATED CHARGES

         The Company incurred a $16.2 million charge for acquired research and development and other acquisition related charges during the six months ended June 30, 1997. In connection with the HNS acquisition described above, the Company acquired in-process product development of approximately $2.7 million. Since the Company determined that certain of the acquired technologies had not reached technological feasibility, the Company expensed the portion of the purchase price allocable to such in-process product development. In connection with the STI acquisition, the Company incurred approximately $7.1 million for acquisition related expenses and asset write downs. Additionally, the Company incurred integration costs of $6.4 million in connection with both the HNS and STI acquisitions. Because of costs and resources expended in connection with these integration activities, some expense categories may increase in the future as a percentage of total revenues. In 1996, the Company incurred an $8.4 million charge for acquired in-process product development in connection with the European acquisitions.

INTEREST INCOME AND EXPENSE

         The Company recorded net interest income of $42,000 for the six months ended June 30, 1997 as compared to net interest income of $127,000 for the six months ended June 30, 1996. This decrease is primarily due to the decrease in cash balances available for investment resulting from the cash payments related to the acquisitions completed in 1996 and the acquisition of HNS in 1997 as well as the use of cash for operating purposes.

         The Company recorded net interest expense of $22,000 for the three months ended June 30, 1997 as compared to net interest income of $37,000 for the three months ended June 30, 1996. This decrease is primarily due to the decrease in cash balances available for investment resulting from the cash payments related to the acquisitions completed in 1996 and the acquisition of HNS in 1997.

EQUITY IN LOSSES OF JOINT VENTURES

         The Company recognized equity in loss of SupplyTech Australia, Pty., a joint venture investment in the second quarter of 1996, in the three and six months ended June 30, 1997 as compared to equity losses of Harbinger NV ("HNV") and HNS in the three and six months ended June 30, 1996. Effective March 31, 1996, the Company acquired the remaining outstanding stock of HNV. Effective January 1, 1997, the Company acquired the remaining outstanding minority interest of HNS.

INCOME TAXES

         The Company recorded income tax expense of $1.4 million for the six months ended June 30, 1997 as compared to income tax expense of $132,000 for the six months ended June 30, 1996. The Company recorded income tax expense of $1.4 million for the three months ended June 30, 1997 as compared to income tax expense of $83,000 for the three months ended June 30, 1996. The income tax expense provided during 1997 reflects the nondeductible nature of certain of the 1997 acquisition related charges.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

         The Company recorded a loss of $2.4 million on early debt extinguishment in the first quarter of 1997 related to the HNS transactions.

NET INCOME (LOSS) AND EARNINGS PER SHARE

         The Company realized a net loss of $13.5 million for the six months ended June 30, 1997 as compared to a net loss of $10.5 million for the six months ended June 30, 1996. The net loss in the period ended June 30, 1997 reflects the effect of the charge for purchased in-process product development and acquisition related charges of $16.2 million and the extraordinary loss on early debt extinguishment of $2.4 million as compared to the effect of the $8.4 million charge for purchased in-process product development and other acquisition related charges



                                   Form 10-Q
resulting from the acquisition of the European subsidiaries at the end of the first quarter of 1996. The Company realized a loss per share of $(0.71) for the six months ended June 30, 1997 as compared to the loss per share of $(0.58) for the six months ended June 30, 1996. Excluding the charges for purchased in-process product development, acquisitions, extraordinary loss on debt extinguishment, equity loss of HNS in 1996, and the related income tax effects, the Company would have reported net income of $4 million or $0.19 per share as compared to net income of $431,000 or $0.02 per share for the six months ended June 30, 1997 and 1996, respectively.

         The Company realized net income of $2.2 million for the three months ended June 30, 1997 as compared to a net loss of $1.5 million for the three months ended June 30, 1996. The Company realized income per share of $0.11 for the three months ended June 30, 1997 as compared to the loss of $(0.08) for the three months ended June 30, 1996. Excluding the equity loss of HNS in 1996, and the related income tax effects, the Company would have reported net income of $157,000 or $0.01 per share in the three months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased $2.6 million from $3.1 million as of December 31, 1996 to $518,000 as of June 30, 1997. This decrease principally reflects the liabilities assumed and the consideration given related to the acquisitions which occurred in the first half of 1997. In the six months ended June 30, 1997, the Company used cash in operating activities of $2.1 million as compared to cash provided by operations of $762,000 for the six months ended June 30, 1996. This decrease is primarily due to the merger and integration costs incurred related to the acquisitions which occurred in the first quarter of 1997. The Company used net cash in investing activities of $6.7 million for the six months ended June 30, 1997 as compared to $7.8 million for the six months ended June 30, 1996. Cash used in investing activities for the period ended June 30, 1997 included cash used in acquisitions, purchases of property and equipment and additions to capitalized software development costs. The Company used net cash in financing activities of $1.5 million in the six months ended June 30, 1997 as compared to $525,000 for the six months ended June 30, 1996 in order to pay off debt assumed from the acquisitions. These uses were offset by proceeds received from exercises of options in the six months ended June 30, 1997. The Company received $52.6 million from a public offering completed on July 29, 1997.

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



                                   Form 10-Q

         This Form 10-Q includes "forward looking" statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 related to the Company that involve risks and uncertainties including, but not limited to, quarterly fluctuations in results, the management of growth, market acceptance of certain products and other risks. For further information about these and other factors that could affect the Company's future results, please see the Company's reports filed with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended December 31, 1996 and the Company's current report on Form 8-K dated July 1, 1997. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward looking statements.

SECONDARY STOCK OFFERING

         On July 29, 1997, the Company completed the public offering of 2.9 million shares of Common Stock, consisting of 1.8 million shares sold by the Company and 1.1 million shares sold by selling shareholders, at a public offering price of $30.75 per share. The offering resulted in net proceeds to the Company of approximately $52.6 million.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and results in additional common stock that would share in the earnings of the Company. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of SFAS No. 128 will have a significant impact on its reported EPS.

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not expect that SFAS No. 129 will require significant revision of prior disclosures since SFAS No. 129 lists required disclosures that had been included in a number of previously existing separate statements or opinions.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to display, with the same prominence as other financial statements, the components of comprehensive income. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company's financial statements will include the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 beginning the first quarter of 1998.




                                   Form 10-Q
                                 Page 17 of 21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 11.  Computation of earnings per share
                  Exhibit 27.  Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  Form 8-K dated April 28, 1997 reporting under Item 5 the retroactively restated financial information related to the pooling-of-interests business combination of Harbinger Corporation and SupplyTech, Inc.
                  and SupplyTech International, LLC and subsidiaries.

                  Form 8-K dated July 1, 1997 reporting under Item 5 the retroactively restated financial information related to the pooling-of-interests business combination of Harbinger Corporation and SupplyTech, Inc.
                  and SupplyTech International, LLC and subsidiaries.




                                   Form 10-Q
                                 Page 18 of 21

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HARBINGER CORPORATION



Date:        August 12, 1997                    /s/ David T. Leach
      ---------------------------           ---------------------------
                                            David T. Leach
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date:        August 12, 1997                    /s/ Joel G. Katz
      ---------------------------           ---------------------------
                                            Joel G. Katz
                                            Chief Financial Officer
                                            (Principal Financial Officer;
                                            Principal Accounting Officer)



                                   Form 10-Q
                                 Page 19 of 21