Form 10-Q
period 1997-09-30
HARBINGER CORP
filed 1997-10-29
CIK 947116

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's class of capital stock outstanding as of October 29, 1997, the latest practicable date, is as follows: 21,517,783 shares of Common Stock, $.0001 par value.




--------------------------------------------------------------------------------



                                   FORM 10-Q

                              HARBINGER CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                  Number
                                                                                               ------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets (unaudited) - September 30, 1997
                   and December  31, 1996                                                           3

              Consolidated Statements of Operations (unaudited) -
                  Three months and nine months ended September 30, 1997 and 1996                    4

              Consolidated Statements of Cash Flows (unaudited) -
                     Nine months ended September 30, 1997 and 1996                                  5

              Notes to Consolidated Financial Statements (unaudited)                                6


Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                12


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                          20


PART III.  SIGNATURES                                                                              21





                                   FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

                              HARBINGER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         September 30,     December 31,
                                                                         -------------    -------------
                                                                              1997             1996
                                                                         -------------    -------------
ASSETS
Current assets:
      Cash and cash equivalents                                          $  48,066,000    $   9,059,000
      Accounts receivable, less allowances for returns and
         doubtful accounts of $1,625,000 at September 30, 1997
         and $2,077,000 at December 31, 1996                                21,163,000       11,890,000
      Deferred income taxes                                                  1,627,000        1,517,000
      Due from joint ventures                                                       --        1,827,000
      Other current assets                                                   1,908,000        1,399,000
                                                                         -------------    -------------
             Total current assets                                           72,764,000       25,692,000
                                                                         -------------    -------------
Property and equipment, less accumulated depreciation and amortization      11,949,000        8,226,000
Investments in joint ventures                                                       --          407,000
Intangible assets, less accumulated amortization                            16,011,000       13,147,000
Deferred income taxes and other assets                                              --        1,321,000
                                                                         =============    =============
                                                                         $ 100,724,000    $  48,793,000
                                                                         =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                   $   3,236,000    $   3,053,000
      Accrued expenses                                                      13,632,000        9,880,000
      Deferred revenues                                                      9,288,000        7,193,000
      Note payable to bank                                                          --        1,550,000
      Current portion of long-term debt                                        371,000          907,000
                                                                         -------------    -------------
             Total current liabilities                                      26,527,000       22,583,000
                                                                         -------------    -------------

Commitments and contingencies

Long-term debt, excluding current portion                                           --        1,368,000

Redeemable preferred stock:
      Zero Coupon; 4,000,000 shares issued and outstanding
         at September 30, 1997 and December 31, 1996                                --               --


Shareholders' equity:
      Common stock, $0.0001 par value; 100,000,000 shares
         authorized, 21,500,070 shares and 18,690,265 shares issued
         and outstanding at September 30, 1997 and December 31, 1996             2,000            2,000
      Additional paid-in capital                                           118,537,000       45,291,000
      Accumulated deficit                                                  (44,342,000)     (20,451,000)
                                                                         -------------    -------------
             Total shareholders' equity                                     74,197,000       24,842,000
                                                                         =============    =============
                                                                         $ 100,724,000    $  48,793,000
                                                                         =============    =============


           See accompanying notes to consolidated financial statements



                                   FORM 10-Q

                              HARBINGER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                         ----------------------------    ----------------------------
                                                             1997            1996            1997             1996
                                                         ------------    ------------    ------------    ------------
Revenues:
      Services                                           $ 13,637,000    $  9,849,000    $ 37,892,000    $ 26,718,000
      Software                                              7,874,000       5,881,000      20,307,000      15,269,000
                                                         ------------    ------------    ------------    ------------
             Total revenues                                21,511,000      15,730,000      58,199,000      41,987,000
                                                         ------------    ------------    ------------    ------------

Direct costs:
      Services                                              4,830,000       3,600,000      12,921,000       9,522,000
      Software                                                880,000         559,000       2,520,000       1,925,000
                                                         ------------    ------------    ------------    ------------
             Total direct costs                             5,710,000       4,159,000      15,441,000      11,447,000
                                                         ------------    ------------    ------------    ------------

Gross margin                                               15,801,000      11,571,000      42,758,000      30,540,000
                                                         ------------    ------------    ------------    ------------

Operating costs:
      Selling and marketing                                 4,123,000       3,745,000      11,614,000      10,947,000
      General and administrative                            3,929,000       3,635,000      10,999,000       9,691,000
      Depreciation and amortization                         1,067,000         784,000       3,033,000       2,022,000
      Product development                                   1,830,000       2,558,000       5,700,000       6,305,000
      Charge for purchased in-process product
           development and acquisition related charges     14,949,000              --      31,185,000       8,350,000
                                                         ------------    ------------    ------------    ------------
             Total operating costs                         25,898,000      10,722,000      62,531,000      37,315,000
                                                         ------------    ------------    ------------    ------------

             Operating income (loss)                      (10,097,000)        849,000     (19,773,000)     (6,775,000)
Interest (income) expense, net                               (399,000)         32,000        (426,000)        (95,000)
Equity in losses of joint ventures                                 --       2,144,000          38,000       5,005,000
                                                         ------------    ------------    ------------    ------------

Loss before income tax expense and
      extraordinary item                                   (9,698,000)     (1,327,000)    (19,385,000)    (11,685,000)
Income tax expense (benefit)                                       --         (94,000)      1,419,000          38,000
                                                         ------------    ------------    ------------    ------------

Loss before extraordinary item                             (9,698,000)     (1,233,000)    (20,804,000)    (11,723,000)
Extraordinary loss on debt extinguishment                          --              --       2,419,000              --
                                                         ------------    ------------    ------------    ------------
Net loss                                                   (9,698,000)     (1,233,000)    (23,223,000)    (11,723,000)
Preferred stock dividends                                          --              --              --         (28,000)
                                                         ------------    ------------    ------------    ------------

    Net loss applicable to common shareholders           $ (9,698,000)   $ (1,233,000)   $(23,223,000)   $(11,751,000)
                                                         ============    ============    ============    ============


Net loss per share:
      Loss before extraordinary item applicable to
         common shareholders                             $      (0.47)   $      (0.07)   $      (1.07)   $      (0.64)
      Extraordinary loss on debt extinguishment                    --              --           (0.12)             --
                                                         ------------    ------------    ------------    ------------
      Net loss per common share                          $      (0.47)   $      (0.07)   $      (1.19)   $      (0.64)
                                                         ============    ============    ============    ============
Weighted average number of common and common
      equivalent shares outstanding                        20,646,000      18,597,000      19,587,000      18,396,000
                                                         ============    ============    ============    ============

           See accompanying notes to consolidated financial statements




                                   FORM 10-Q

                              HARBINGER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                ----------------------------
                                                                        September 30,
                                                                ----------------------------
                                                                    1997            1996
                                                                ------------    ------------
Cash flows (used in) provided by operating activities:          $ (1,661,000)   $  1,888,000
                                                                ------------    ------------

Cash flows from investing activities:
      Purchases of property and equipment                         (4,629,000)     (3,593,000)
      Additions to software development costs                     (2,642,000)     (1,829,000)
      Acquisitions                                               (13,709,000)     (5,161,000)
                                                                ------------    ------------
         Net cash used in investing activities                   (20,980,000)    (10,583,000)
                                                                ------------    ------------
Cash flows from financing activities:
      Dividends paid on preferred stock                                   --         (28,000)
      Exercise of stock options and warrants                       2,657,000         745,000
      Proceeds from stock issuance                                60,757,000              --
      Repayments of notes payable                                 (3,544,000)       (455,000)
      Purchase of HNS subordinated debenture                      (1,500,000)             --
                                                                ------------    ------------
         Net cash provided by financing activities                58,370,000         263,000
                                                                ------------    ------------
Net increase (decrease) in cash and cash equivalents              35,729,000      (8,432,000)
Cash and cash equivalents at beginning of period                   9,059,000      12,763,000
Effect of exchange rates on cash                                     (48,000)        (58,000)
Cash received from acquisitions                                    3,326,000         373,000
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $ 48,066,000    $  4,646,000
                                                                ============    ============



Supplemental disclosure of cash paid for interest               $     82,000    $    120,000
                                                                ============    ============

Supplemental disclosure of noncash investing activities:

      Purchase of HNS subordinated debenture in exchange
         for common stock                                       $  4,200,000    $         --
                                                                ============    ============
      Acquisition of HNS minority interest in exchange for
         issuance of options                                    $  2,216,000    $         --
                                                                ============    ============
      Acquisition of businesses in exchange for assumption of
         liabilities and issuance of common stock               $  3,277,000    $         --
                                                                ============    ============
      Acquisition of businesses in exchange for assumption of
         liabilities and issuance of common stock and options
         and warrants to acquire common stock                   $         --    $ 11,294,000
                                                                ============    ============
      Conversion of Series C preferred stock to common stock    $         --    $  2,485,000
                                                                ============    ============


           See accompanying notes to consolidated financial statements




                                   FORM 10-Q

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Harbinger Corporation's ("Harbinger" or the "Company") Form 10-K for the year ended December 31, 1996 and the Company's current report on Form 8-K dated July 1, 1997.

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


                                   FORM 10-Q

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

         Smart Solutions for Electronic Commerce, Inc. ("Smart Solutions"),

         Effective May 1, 1997, the Company acquired all of the common stock of Smart Solutions for Electronic Commerce Inc. ("Smart Solutions"), a Michigan corporation based in Traverse City, Michigan, for $677,000, consisting of 19,757 unregistered shares of the Company's common stock valued at $454,000 and the assumption of $223,000 in liabilities. The Company recorded the acquisition using the purchase method of accounting with $100,000 of the purchase price allocated to purchased technology, $71,000 allocated to tangible assets and $506,000 allocated to goodwill.

         Acquion, Inc.

         Effective August 22, 1997, the Company acquired all of the common stock of Acquion, Inc. ("Acquion"), a California corporation based in Greenville, South Carolina for approximately $13.6 million, consisting of $12.0 million in cash and the assumption of approximately $1.6 million in liabilities including transaction costs. The Company recorded the acquisition using the purchase method of accounting with $10.9 million of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on


                                    FORM 10-Q

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


August 22, 1997, $641,000 allocated to purchased technology and $2.0 million allocated to goodwill. The Company also incurred integration costs during the third quarter of 1997 related to this acquisition of $2.3 million. In addition, the Company incurred integration charges of $1.1 million related to additional costs identified in connection with the HNS and STI acquisitions and $630,000 in restructuring charges related to increasing synergies among all operating divisions as a result of recent acquisitions. The Company recorded a net deferred income tax asset of approximately $4.1 million as a result of this acquisition and provided a valuation allowance against such net deferred income tax asset to reduce it to zero.

         PRO FORMA FINANCIAL INFORMATION

         The balance sheets of the above companies have been included in the Company's consolidated balance sheet as of September 30, 1997 and the results of operations of the acquired companies have been included in the Company's consolidated statements of operations beginning on March 31, 1996, except for Comtech, EISL, HNS, Smart Solutions and Acquion, which have been included beginning on August 1, 1996, October 15, 1996, January 1, 1997, May 1, 1997 and August 22, 1997, respectively.

         The unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 1997 and 1996 as if the acquisitions described above had been effected on January 1, 1996 is summarized as follows:

                                          Three months   Nine months   Three months  Nine months
                                             ended          ended         ended          ended
                                          ------------  ------------   ------------  ------------
                                              September 30, 1997           September 30, 1996
                                          --------------------------   --------------------------
Revenues                                  $21,632,000   $ 58,683,000   $15,996,000   $ 44,082,000
                                          ===========   ============   ===========   ============

Net income (loss) applicable to common
     shareholders                         $    68,000   $(11,791,000)  $(2,751,000)  $(16,949,000)
                                          ===========   ============   ===========   ============
Net loss per share applicable to common
     shareholders                         $        --   $      (0.60)  $     (0.15)  $      (0.92)
                                          ===========   ============   ===========   ============
Weighted average outstanding common
     share and common share equivalent     20,646,000     19,587,000    18,597,000     18,490,000
                                          ===========   ============   ===========   ============

         The unaudited pro forma results do not reflect the charges for in-process product development or loss on extinguishment of the debenture discussed above. The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the dates indicated nor are they necessarily indicative of the results of future operations.

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


                                   FORM 10-Q

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

         Total revenues and net loss for the individual companies as previously reported are as follows:

                                                               Three months      Nine months
                                                                   ended            ended
                                                               September 30,    September 30,
                                                                    1996             1996
                                                               -------------    -------------
                   Total revenues
                        Harbinger Corporation                   $11,154,000     $ 28,397,000
                        STI                                       4,576,000       13,590,000
                                                                -----------     ------------
                                                                $15,730,000     $ 41,987,000
                                                                ===========     ============

                   Net loss
                        Harbinger Corporation                   $  (246,000)    $ (8,654,000)
                        STI                                        (987,000)      (3,097,000)
                                                                ===========     ============
                                                                $(1,233,000)    $(11,751,000)
                                                                ===========     ============


3.       SHAREHOLDERS' EQUITY

         Stock Split

         On January 10, 1997, the Board of Directors declared a three-for-two stock split in the form of a 150% stock dividend on the Company's common stock payable on January 31, 1997, to shareholders of record on January 17, 1997. All share, per share and shareholders' equity amounts included in the Company's consolidated financial statements have been retroactively restated to reflect the split for all periods presented.

         Secondary Stock Offering

         On July 29, 1997, the Company completed the public offering of 3.3 million shares of Common Stock, consisting of 2.1 million shares sold by the Company and 1.2 million shares sold by selling shareholders, at a public offering price of $30.75 per share. The offering resulted in net proceeds to the Company of approximately $60.8 million.

4.       CREDIT FACILITY

         Effective April 16, 1997, the Company increased its credit facility to $10 million with an interest rate of Prime and a commitment fee on the unused portion of .375%.




                                   FORM 10-Q

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

         In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that an enterprise disclose certain information about operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will evaluate the need for such disclosures at that time.

6.       SUBSEQUENT EVENTS

         On October 23, 1997, the Company acquired Atlas Products International, Limited, a company organized under the laws of England, based in Manchester, England, for approximately 311,000 unregistered shares of the Company's common stock, par value of $0.0001 per share. In connection with the transaction, which will be accounted for as a pooling of interests, the Company expects to take a charge for acquisition and integration related expenses between $3.0 and $5.0 million.

         On October 23, 1997, the Company entered a definitive agreement to acquire Premenos Technology Corp., a Delaware corporation based in Concord, California. The Company will issue 0.45 of a share of its common stock in exchange for each share of Premenos common stock. As of October 15, 1997, approximately 11.8 million shares of Premenos common stock was outstanding. All Premenos options and warrants will be converted into the Company's options and warrants, and adjusted in accordance with the exchange ratio. In connection with the transaction, which will be accounted for as a pooling of interests, the Company expects to take a charge between $20.0 and $30.0 million for expenses related to the transaction, which is expected to close on or before December 31, 1997.




                                   FORM 10-Q

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


         In October, 1997, the Company entered into a lease agreement with its current landlord to occupy space in an adjoining building. The expected occupancy date is in Spring 1998. In conjunction with the lease, the Company was required to provide a letter of credit for $2.75 million. The lease has a term of 10 years with the right to cancel after 7 years and requires annual rent payments of approximately $2,100,000. The Company anticipates incurring a charge in the fourth quarter of $722,000, related to a write down of leasehold improvements and deferred professional costs associated with moving to the new facility.










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

OVERVIEW

         Harbinger Corporation (the "Company") generates revenues from various sources, including revenues for services and license fees for software. Revenues for services principally includes subscription fees for transactions on the Company's Value Added Network ("VAN"), software maintenance and implementation charges and charges for consulting and training services. Subscription fees are based on a combination of monthly access charges and transaction-based usage charges. Software maintenance and implementation revenues represent recurring charges to customers and are deferred and recognized ratably over the service period. Revenues for consulting and training services are based on actual services rendered and are recognized as services are performed. License fees for software are recognized upon shipment, net of estimated returns. Software revenues include royalty revenues under the Company's distribution agreement with a third party distributor which are recognized based upon sales to end users by that distributor. During the first nine months of the year, the Company incurred $31.2 million in in-process R&D, and acquisition related costs primarily associated with its purchases of HNS, STI, and Acquion. These acquisition-related costs included integration charges related to the HNS, STI, and Acquion business combinations related to activities such as cross training, planning, product integration, and marketing ("Integration Activities"). Due to Integration Activities in the first and third quarters of 1997, certain internal expense allocations ("Integration Activity Costs") included in the acquisition-related charges category may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of total revenues.

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


                                   FORM 10-Q

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

         Immediately after this transaction, the Company acquired the minority interest in HNS, consisting of 585,335 shares of HNS common stock and stock options to acquire 564,727 shares of HNS common stock at exercise prices ranging from $0.70 per share to $1.65 per share, by exchanging cash of $1.6 million and stock options to acquire 355,317 shares of the Company's common stock at exercise prices ranging from $15.22 per share to $16.53 per share which were valued by the Company at $2.2 million. Including transaction and other costs of $350,000, the Company paid $4.1 million for the acquisition of the HNS minority interest which was accounted for using the purchase method of accounting with $2.7 million of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on January 1, 1997, and $1.4 million allocated to goodwill and purchased technology. The Company also incurred charges for Integration Activities during the first quarter of 1997 related to this acquisition of $1.6 million which has been reflected in the acquisition related charges in the accompanying consolidated statement of operations. The Company recorded a net deferred income tax asset of approximately $840,000 as a result of this acquisition and provided a valuation allowance against such net deferred income tax asset to reduce it to zero.

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

         Smart Solutions for Electronic Commerce, Inc. ("Smart Solutions")

         On May 1, 1997, the Company acquired Smart Solutions, which is not expected to have a significant impact on the Company's financial position or results of operations. Smart Solutions, located in Traverse City, Michigan, is a provider of advanced ship notice and bar coding software.

         Acquion, Inc.

         Effective August 22, 1997, the Company acquired all of the common stock of Acquion, Inc. ("Acquion"), a California corporation based in Greenville, South Carolina for approximately $13.6 million, consisting of $12.0 million in cash and the assumption of approximately $1.6 million in liabilities. The Company recorded the acquisition using the purchase method of accounting with $10.9 million of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on September 30, 1997, $641,000


                                   FORM 10-Q
allocated to purchased technology and $2.0 million allocated to goodwill. The Company also incurred integration costs during the third quarter of 1997 related to this acquisition of $2.3 million. In addition, the Company incurred integration charges of $1.1 million related to additional costs identified in connection with the HNS and STI acquisitions and $630,000 in restructuring charges related to increasing synergies among all operating divisions as a result of recent acquisitions. The Company recorded a net deferred income tax asset of approximately $4.1 million as a result of this acquisition and provided a valuation allowance against such net deferred income tax asset to reduce it to zero.

RESULTS OF OPERATIONS

   REVENUES

         Total revenues increased 39% from $42.0 million in the nine months ended September 30, 1996 to $58.2 million in the same period in 1997. Revenues for services increased 42% from $26.7 million in the nine months ended September 30, 1996 to $37.9 million in the same period in 1997, reflecting an increase in the number of subscribers utilizing the Company's VAN, increases in the average volume of transmissions by subscribers, and an increase in professional services revenues. In addition, increases in revenues for services reflect revenues generated from the Company's European subsidiaries and Acquion which were acquired at the end of the first quarter of 1996 and in the third quarter of 1997, respectively. Revenues from software maintenance and implementation also increased, reflecting primarily an increase in the number of customers. Revenue from software sales increased 33% from $15.3 million in the nine months ended September 30, 1996 to $20.3 million in the same period in 1997. This increase primarily reflects increases in licensed PC software, software revenues generated from the Company's European subsidiaries and Acquion which were acquired at the end of the first quarter of 1996, and in the third quarter 1997, respectively, and increases in software license fees attributable to the licensing of enterprise-wide software products. The increase in software license fees was offset by a $2.4 million decrease in royalties recognized for software products licensed through a third party distributor.

         Total revenues increased 37% from $15.7 million in the three months ended September 30, 1996 to $21.5 million in the same period in 1997. Revenues for services increased 38% from $9.8 million in the three months ended September 30, 1996 to $13.6 million in the same period in 1997, reflecting an increase in the number of subscribers utilizing the Company's VAN, increases in the average volume of transmissions by subscribers, increases in professional services revenues and revenue generated from Acquion which was acquired in the third quarter of 1997. Revenues from software maintenance and implementation also increased, reflecting primarily an increase in the number of customers. Revenues from software license fees increased 34% from $5.9 million in the three months ended September 30, 1996 to $7.9 million in the same period in 1997. This increase primarily reflects increases in licensed PC and enterprise-wide software products. The increase in software license fees was offset by a $725,000 decrease in royalties recognized for software products licensed through a third party distributor and a decrease in software sales at the European divisions. During the third quarter, the Company's growth in revenue was adversely affected by a fluctuation in currency exchange rates, management issues associated with its European operations and general softness in demand in the European markets.

   DIRECT COSTS

         Direct costs for services increased from $9.5 million, or 35.7% of services revenues, in the nine months ended September 30, 1996, to $12.9 million, or 34.1% of services revenues, in the nine months ended September 30, 1997. Direct costs for software increased from $1.9 million, or 12.6% of software revenues, in the nine months ended September 30, 1996, to $2.5 million, or 12.4% of software revenues, in the nine months ended September 30, 1997.

         Direct costs for services increased from $3.6 million, or 36.6% of services revenue in the three months ended September 30, 1996, to $4.8 million, or 35.4% of services revenue in the three months ended September 30, 1997. Direct costs for software increased from $559,000, or 9.5% of software revenues, in the three months ended September 30, 1996, to $880,000, or 11.2% of software revenues, in the three months ended September 30, 1997.


                                   FORM 10-Q

The increase in direct costs for software as a percentage of revenues is due to royalties paid to a third party distributor on certain software products.

   SELLING AND MARKETING

         Selling and marketing expenses increased 6% from $10.9 million or 26.1% of revenues in the nine months ended September 30, 1996 to $11.6 million or 20.0% of revenues in the nine months ended September 30, 1997. The decrease in selling and marketing expenses as a percentage of revenues is primarily due to the effect of increased revenues and efficiencies associated with other costs to support increased sales activity, efficiencies associated with the STI merger, and Integration Activities.

         Selling and marketing expenses increased 10% from $3.7 million, or 23.8% of revenues in the three months ended September 30, 1996 to $4.1 million, or 19.2% of revenues in the three months ended September 30, 1997. The decrease in selling and marketing expenses as a percentage of revenues is primarily due to the effect of increased revenues and efficiencies associated with other costs to support increased sales activity, efficiencies associated with the STI merger, and Integration Activities during the quarter.

   GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 13% from $9.7 million in the nine months ended September 30, 1996 to $11.0 million in the nine months ended September 30, 1997. As a percentage of revenues, these expenses decreased from 23.1% of revenues in the nine months ended September 30, 1996 to 18.9% of revenues in the nine months ended September 30, 1997. The decrease as a percentage of revenues reflects efficiencies associated with expanding the Company's operations and the effect of increases in software and services revenue, efficiencies associated with the STI merger, and Integration Activities.

         General and administrative expenses increased 8% from $3.6 million in the three months ended September 30, 1996 to $3.9 million in the three months ended September 30, 1997. As a percentage of revenues, these expenses decreased from 23.1% of revenues in the three months ended September 30, 1996 to 18.3% of revenues in the three months ended September 30, 1997. The decrease as a percentage of revenues reflects efficiencies associated with expanding the Company's operations and the effect of increases in software and services revenue, efficiencies associated with the STI merger, and Integration Activities during the quarter.

   DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased 50% from $2.0 million in the nine months ended September 30, 1996 to $3.0 million in the nine months ended September 30, 1997. As a percentage of revenues, these expenses increased from 4.8% of revenues in the nine months ended September 30, 1996 to 5.2% of revenues in the nine months ended September 30, 1997. The increase as a percentage of revenues is primarily the result of the amortization of the intangible assets related to the acquisitions of the European divisions completed at the end of first quarter 1996, the acquisition of HNS at the beginning of 1997, and increases in capital expenditures purchased during 1996 and 1997.

         Depreciation and amortization increased 36% from $784,000 in the three months ended September 30, 1996 to $1.1 million in the three months ended September 30, 1997. As a percentage of revenues, these expenses represented 5.0% of revenues in the three months ended September 30, 1996 and 1997.




                                   FORM 10-Q

   PRODUCT DEVELOPMENT

         Total expenditures for product development, including capitalized software development costs, increased from $8.1 million in the nine months ended September 30, 1996 to $8.3 million in the same period in 1997. This increase primarily reflects the additional product development personnel related costs associated with the acquisitions. The Company capitalized product development costs of $1.8 million and $2.6 million, in the nine months ended September 30, 1996 and 1997, respectively, which represented 22.5% and 31.7% of total expenditures for product development in these respective periods. As a percentage of total revenues, expenditures for product development costs decreased from 19.4% of revenues in the nine months ended September 30, 1996 to 14.3% of revenues in the nine months ended September 30, 1997. The decrease in product development expenditures as a percentage of revenue is primarily attributable to increased revenues. Amortization of capitalized software development costs is charged to direct costs of software revenues and totaled $1.2 million in the nine months ended September 30, 1996 and 1997.

         Total expenditures for product development, including capitalized software development costs, decreased from $3.1 million in the three months ended September 30, 1996 to $2.8 million in the same period in 1997. This decrease is due to increased synergies realized from the STI merger and Integration Activities. The Company capitalized software development costs of $508,000 and $928,000 in the three months ended September 30, 1996 and 1997, respectively, which represented 16.6% and 33.6% of total expenditures for product development in these respective periods. The increase in capitalized software development costs as a percentage of total expenditures for product development is due to development activities on products that have reached technological feasibility. As a percentage of total revenues, expenditures for product development costs were 19% of revenues in the three months ended September 30, 1996 and 13% in the three months ended September 30, 1997. The decrease in product development expenditures as a percentage of revenue is primarily attributable to increased revenues and Integration Activities. Amortization of capitalized software development costs is charged to direct cost of software revenues and totaled $386,000 and $400,000 in the three months ended September 30, 1996 and 1997, respectively.

   CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT AND OTHER ACQUISITION RELATED CHARGES

         The Company incurred a $31.2 million charge for acquired research and development and other acquisition related charges during the nine months ended September 30, 1997. In connection with the HNS and Acquion acquisitions described above, the Company acquired in-process product development of approximately $2.7 million and $10.9 million, respectively. Since the Company determined that certain of the acquired technologies had not reached technological feasibility, the Company expensed the portion of the purchase price allocable to such in-process product development. In connection with the STI acquisition, the Company incurred approximately $7.1 million for acquisition related expenses and asset write downs. Additionally, the Company incurred integration costs of $6.4 million in connection with both the HNS and STI acquisitions and $2.3 million in connection with the Acquion acquisition. During the third quarter of 1997, the Company incurred additional integration charges of $1.1 million related to additional costs identified in connection with the HNS and STI acquisitions. The Company also incurred $630,000 in restructuring charges related to increased synergies among all operating divisions as a result of recent acquisitions. Approximately $4.3 million of the costs and expenses incurred in connection with HNS, STI, and Acquion were Integration Activity Costs which may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of revenue. In 1996, the Company incurred an $8.4 million charge for acquired in-process product development in connection with the European acquisitions.




                                   FORM 10-Q

         The Company incurred a $14.9 million charge for acquired research and development and other acquisition related charges during the three months ended September 30, 1997. In connection with the Acquion acquisition described above, the Company acquired in-process product development of approximately $10.9 million. Since the Company determined that certain of the acquired technologies had not reached technological feasibility, the Company expensed the portion of the purchase price allocable to such in-process product development. The Company incurred integration costs of $2.3 million in connection with the Acquion acquisition. Additionally, in the third quarter of 1997, the Company incurred additional integration charges of $1.1 million related to additional costs identified in connection with the HNS and STI acquisitions. The Company also incurred $630,000 in restructuring charges related to increased synergies among all operating divisions as a result of recent acquisitions. Approximately $1.5 million of the costs and expenses incurred in connection with HNS, STI, and Acquion were Integration Activity Costs which may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of revenue.

INTEREST INCOME AND EXPENSE

         The Company recorded net interest income of $426,000 for the nine months ended September 30, 1997 as compared to net interest income of $95,000 for the nine months ended September 30, 1996. This increase is primarily due to the increase in cash balances available for investment resulting from the proceeds received upon completion of the Company's stock offering in the third quarter of 1997.

         The Company recorded net interest income of $399,000 for the three months ended September 30, 1997 as compared to net interest expense of $32,000 for the three months ended September 30, 1996. This increase is primarily due to the increase in cash balances available for investment resulting from the proceeds received upon completion of the Company's stock offering in the third quarter of 1997.

EQUITY IN LOSSES OF JOINT VENTURES

         The Company recognized equity in loss of SupplyTech Australia, Pty., a joint venture investment formed in the second quarter of 1996, in the nine months ended September 30, 1997 as compared to equity losses of Harbinger NV ("HNV") and HNS in the three and nine months ended September 30, 1996. Effective March 31, 1996, the Company acquired the remaining outstanding stock of HNV. Effective January 1, 1997, the Company acquired the remaining outstanding minority interest of HNS.

INCOME TAXES

         The Company recorded income tax expense of $1.4 million for the nine months ended September 30, 1997 as compared to income tax expense of $38,000 for the nine months ended September 30, 1996. The Company recorded an income tax benefit of $94,000 for the three months ended September 30, 1996. The income tax expense provided during 1997 reflects the nondeductible nature of certain of the 1997 acquisition related charges.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

         The Company recorded a loss of $2.4 million on early debt extinguishment in the first quarter of 1997 related to the HNS transactions.

NET INCOME (LOSS) AND EARNINGS PER SHARE

         The Company realized a net loss of $23.2 million for the nine months ended September 30, 1997 as compared to a net loss of $11.8 million for the nine months ended September 30, 1996. The net loss in the period ended September 30, 1997 reflects the effect of the charge for purchased in-process product development and acquisition related charges of $31.2 million and the extraordinary loss on early debt extinguishment of $2.4 million as compared to the effect of the $8.4 million charge for purchased in-process product development and other acquisition related charges resulting from the acquisition of the European subsidiaries at the end of the first quarter


                                   FORM 10-Q
of 1996. The Company realized a loss per share of $1.19 for the nine months ended September 30, 1997 as compared to the loss per share of $0.64 for the nine months ended September 30, 1996. Excluding the charges for purchased in-process product development, extraordinary loss on debt extinguishment, equity loss of HNS in 1996, and the related income tax effects, the Company would have reported net income of $7.3 million or $0.34 per share as compared to net income of $929,000 or $0.05 per share for the nine months ended September 30, 1997 and 1996, respectively.

         The Company realized a net loss of $9.7 million for the three months ended September 30, 1997 as compared to a net loss of $1.2 million for the three months ended September 30, 1996. The Company realized a loss per share of $0.47 for the three months ended September 30, 1997 as compared to the loss of $0.07 for the three months ended September 30, 1996. Excluding the charges for purchased in-process product development, equity loss of HNS in 1996, and the related income tax effects, the Company would have reported net income of $3.3 million or $0.15 per share in the three months ended September 30, 1997 as compared to net income of $498,000 or $0.03 per share for the three months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased $43.1 million from $3.1 million as of December 31, 1996 to $46.2 million as of September 30, 1997. This increase principally reflects proceeds received from the Company's stock offering in third quarter of 1997. In the nine months ended September 30, 1997, the Company used cash in operating activities of $1.7 million as compared to cash provided by operations of $1.9 million for the nine months ended September 30, 1996. This decrease is primarily due to the merger and integration costs incurred related to the acquisitions which occurred in the first quarter and third quarter of 1997. The Company used net cash in investing activities of $21.0 million for the nine months ended September 30, 1997 as compared to $10.6 million for the nine months ended September 30, 1996. Cash used in investing activities for the period ended September 30, 1997 included cash used in acquisitions, purchases of property and equipment and additions to capitalized software development costs. Cash provided by financing activities of $58.4 million in the nine months ended September 30, 1997 as compared to $263,000 for the nine months ended September 30, 1996, resulted from proceeds received from the Company's stock offering in third quarter 1997 and exercises of stock options.

         In October, 1997, the Company entered into a lease agreement with the current landlord to occupy space in an adjoining building. The expected occupancy date is in Spring 1998. In conjunction with the lease, the Company was required to provide a letter of credit for $2.75 million. The lease has a term of 10 years with the right to cancel after 7 years and requires annual rent payments of approximately $2,100,000. The Company anticipates incurring a charge in the fourth quarter of $722,000, related to a write down of leasehold improvements and deferred professional costs associated with moving to the new facility.

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




                                   FORM 10-Q

         This document contains statements which may constitute "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. 15 U.S.C.A. Sections 77Z-2 and 18U-5 (Supp. 1996). Those statements include statements regarding the intent, belief or current expectations of Harbinger Corporation and members of its management as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement for Forward-Looking Statements included as Exhibit
99.1 to the Company's Current Report on Form 8-K dated and filed October 29, 1997. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

SECONDARY STOCK OFFERING

         On July 29, 1997, the Company completed the public offering of 3.3 million shares of Common Stock, consisting of 2.1 million shares sold by the Company and 1.2 million shares sold by selling shareholders, at a public offering price of $30.75 per share. The offering resulted in net proceeds to the Company of approximately $60.8 million.

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

         In June 1997, the Financial Accounting Standards Board issues SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that an enterprise disclose certain information about operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will evaluate the need for such disclosures at that time.




                                   FORM 10-Q

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 11.       Computation of earnings per share

                  Exhibit 27.       Financial Data Schedule (for SEC use only)

                  Exhibit 99A.      Employment Agreement for European General
                                    Manager

                  Exhibit 99B.      Letter of Credit

                  Exhibit 99C.      Building Lease Agreement


         (b)      Reports on Form 8-K

                  Form 8-K dated July 1, 1997 reporting under Item 5 the retroactively restated financial information related to the pooling-of-interests business combination of Harbinger Corporation and SupplyTech, Inc. and SupplyTech International, LLC and subsidiaries.

                  Form 8-K dated July 16, 1997 reporting under Item 5 the Safe Harbor Compliance Statement for Forward-Looking Statements filed as Exhibit 99.1 to the Harbinger Annual Report on Form 10-K for the year ended December 31, 1996.

                  Form 8-K dated September 2, 1997 reporting under Item 2 the acquisition of Acquion, Inc.








                                   FORM 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HARBINGER CORPORATION




Date:       October 29, 1997                  /s/ David T. Leach
     ---------------------------------       -----------------------------------
                                             David T. Leach
                                             Chief Executive Officer
                                             (Principal Executive Officer)



Date:       October 29, 1997                  /s/ Joel G. Katz
     ---------------------------------       -----------------------------------
                                             Joel G. Katz
                                             Chief Financial Officer
                                             (Principal Financial Officer;
                                             Principal Accounting Officer)








                                   FORM 10-Q
                                    PAGE 21