Form 10-K405
period 1997-12-31
HARBINGER CORP
filed 1998-03-31
CIK 947116

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                         -------------------------------
                                    FORM 10-K
                        --------------------------------


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1997

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to ______________


                         COMMISSION FILE NUMBER: 0-26298



                              HARBINGER CORPORATION
               (exact name of registrant specified in its charter)

           GEORGIA                                     58-1817306
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

      1277 LENOX PARK BOULEVARD                          30319
          ATLANTA, GEORGIA                             (zip code)
(Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 467-3000

                         -------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

                         -------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 13, 1998 as reported by The Nasdaq Stock Market, was approximately $826,958,597. The shares of Common Stock held by each officer and director and by each person known to the company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 13, 1998, Registrant had outstanding 27,545,770 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1998 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, CERTAIN MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HARBINGER CORPORATION AND MEMBERS OF ITS MANAGEMENT AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS INCLUDE INTEGRATION OF RECENTLY ACQUIRED BUSINESSES AND ADVERSE DEVELOPMENTS WITH RESPECT TO THE COMPANY'S DOMESTIC OR FOREIGN OPERATIONS. THESE AND ADDITIONAL IMPORTANT FACTORS TO BE CONSIDERED ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT
99.1 TO THIS REPORT, THE TERMS OF WHICH ARE INCORPORATED BY REFERENCE HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS.


                                     PART I


ITEM 1. BUSINESS

     The Company is a leading worldwide provider of electronic commerce products and services to businesses and offers comprehensive, customizable, standards-based electronic commerce solutions. Harbinger develops, markets and supports software products and provides computer communications network and consulting services which enable businesses to engage in electronic commerce. These electronic commerce solutions are provided over the Harbinger Value-Added Network ("VAN") or the Company's Internet Value-Added Servers ("IVAS"), or directly over standard telephone lines, the Internet, or private internal computer networks known as Intranets. Harbinger offers software products that operate on multiple computer platforms, secure and reliable computer networks to facilitate the transmission of business information and transactions, and value-added products and services to enable businesses of all sizes to maximize the number and value of their electronic trading relationships. As of March 31, 1998, the Company's customers included leading U.S. and multi-national corporations and government agencies, including Northrop Grumman, Canadian Tire Corporation, Compaq Computer, Hewlett-Packard, Westinghouse Electric, Baxter Healthcare, Johnson & Johnson, Amoco, Chevron, Mobil Oil, Pacific Gas & Electric, Southern California Edison and Texas Instruments.

     The Company's products and services facilitate electronic commerce and electronic data interchange ("EDI") among businesses by providing the ability to electronically transmit and receive routine business information and documents in a standard format and to create electronic catalogs of products. The Harbinger VAN and IVAS serve as electronic communications links for computer systems by receiving, storing and forwarding electronically transmitted business documents and data for re-transmission in a form that can be received and interpreted by the computer of another business. The method of document exchange is user configurable by trading partner and by document type (such as purchase order, invoice, quote, bid request and similar business documents). Both the Harbinger VAN and IVAS provide encryption and other document management and security methods to allow documents to be exchanged securely and reliably Harbinger facilitates the electronic link to its computer communications network through its electronic commerce software packages for use in a broad range of computing environments, including PC-based solutions for DOS and Windows (3.x, 95 and NT Workstation), and client-server solutions for Windows NT Server, UNIX, IBM AS/400 midrange and IBM MVS mainframe platforms. The Company also provides professional services to assist businesses in the installation and customization, operation and maintenance of their electronic trading relationships and the creation of electronic catalogs and procurement solutions.

RECENT DEVELOPMENTS

     An important part of the Company's strategy is to enhance its suite of electronic commerce products and services and to address new electronic trading communities. The Company believes that the addition of new products and markets from its recent acquisitions enhances Harbinger's ability to provide a comprehensive range of solutions for trading partners to conduct business electronically over the Harbinger VAN and IVAS, other VANs, the Internet or private Intranets. The Company has made a number of significant acquisitions since January 1, 1997.

     Premenos Technology Corp. On December 19, 1997, Harbinger acquired all of the capital stock of Premenos Technology Corp. ("Premenos") in a transaction structured as a merger. In connection with the acquisition, the Company issued approximately 5,358,655 shares of Harbinger common stock to Premenos stockholders. The acquisition was accounted for under the pooling-of-interests method of accounting. Management of Harbinger believes that the acquisition of Premenos has enhanced Harbinger's ability to execute on its business strategy by expanding the suite of products and services that Harbinger may offer its customers, expanding Harbinger's customer base and enhancing and expanding the base of electronic commerce professionals employed by Harbinger who are skilled in developing electronic commerce solutions for its customers. The acquisition of Premenos has enabled Harbinger to become the largest supplier of EDI software to the mid-range systems market (AS/400, UNIX and NT) and a leading provider of Internet-based EC solutions. The Premenos products and services which have been added to the Harbinger suite of solutions include EDI/400, Templar, PowerDox and WebDox. Premenos' EDI/400 product is the market leader for electronic commerce software for the IBM/AS 400, which is the predominant computer in the mid-range computer market. The acquisition of the Templar product, Premenos' leading Internet security product, has further enhanced Harbinger's ability to deliver secure Internet-based solutions to its customers. Premenos introduced the first open-network technology for secure, auditable data transmission over the Internet and its Templar Secure produce has replaced TrustedLink Guardian, Harbinger's offering for encrypted transmission of EDI forms over the Internet. PowerDox and WebDox, Premenos' forms-based EDI products for VANs and the Internet, respectively, have expand Harbinger's ability to ease adoption of EDI by trading communities with a large number of small trading partners who have been unwilling to implement full-scale EDI. The acquisition of Premenos has also expanded Harbinger's installed customer base by 3,800 customers and its employee base by approximately 270 electronic commerce professionals. Moreover, the addition of Premenos' headquarter facilities located in Concord, California have provided Harbinger with an enhanced ability to recruit electronic commerce professionals from the San Francisco Bay Area. The merger with Premenos also added to Harbinger's operations several customer support and development facilities throughout North America and Europe.

     Atlas Products International, Ltd. On October 23, 1997, Harbinger acquired all of the outstanding capital shares of Atlas Products International, Ltd. ("Atlas"), a Manchester, England-based provider of EDI translation software. Atlas has a base of approximately 740 customers on PC, UNIX NT and DEC/VMS platforms. Atlas products are used principally by small and mid-size businesses and are distributed directly and through third-party channels in the U.K., Europe and other markets around the world. Atlas provides Harbinger an enhanced customer base, relationships in key industries including retail, finance, manufacturing and distribution, and extensive EC/EDI standard support for the European, and in particular U.K., markets. Harbinger issued approximately 311,399 shares of Harbinger common stock in the acquisition of Atlas. The Atlas business combination has been accounted for as a pooling-of-interests. Prior years' consolidated financial statements were not restated for this combination due to its materiality.

     Acquion, Inc. On August 22, 1997, Harbinger acquired Acquion, Inc. ("Acquion"), based in Greenville, South Carolina. Acquion provides electronic catalog and procurement solutions for business-to-business electronic commerce. Acquion provides a component of Harbinger's supply chain management offering, including MRO supplier content and electronic catalog software, and is an extension of its core EDI/EC offerings. Harbinger acquired all of the outstanding shares of Acquion for $13.6 million, consisting of $12.0 million in cash and the assumption of $1.6 million in liabilities, including transaction costs. The Company recorded the acquisition using the purchase method of accounting.

     SupplyTech, Inc. On January 3, 1997, the Company completed a merger with SupplyTech, Inc. and its affiliate (collectively, "SupplyTech"), exchanging 2,400,000 shares of the Company's common stock for SupplyTech. SupplyTech provides electronic commerce software products and services under the "STX" brand. The acquisition allowed the Company to expand into trading communities in the automotive, retail, aerospace and heavy manufacturing markets. In addition to being one of the largest providers of PC-based EDI translation software in the United States, SupplyTech also has operations in the U.K. The merger was accounted for as a pooling-of-interests. The acquisition of SupplyTech broadened the Company's markets and customer base, added complementary products and technologies, strengthened its ability to offer electronic commerce software and services to its customers and diversified its revenue base.

     Harbinger NET Services, LLC. HNS was capitalized by the Company and certain other investors in 1994 to develop EDI products and services for the Internet, and prior to 1997 operated as a joint venture with BellSouth Telecommunications ("BST") in which the Company held a 66.1% fully-diluted equity interest. In January 1997, the Company purchased the remaining equity interest in HNS and the $3.0 million Subordinated Convertible Debenture (the "Debenture") held by BST, thereby obtaining direct ownership of products designed to facilitate electronic commerce over the Internet. These products include IVAS, Harbinger Express, designed to permit EDI over the World Wide Web using a browser, and TrustedLink INP, a web site development tool.

     Acquisition-related Charges. Harbinger incurred total charges of $15.3 million in the fourth quarter of 1997 and expects that it will incur an additional $15 million in acquisition and integration related charges during the first quarter of 1998. As a result of the charges in 1998, the Company expects to incur a net loss for the first quarter of 1998. In connection with the Atlas acquisition, Harbinger incurred a charge of $2.0 million relating to integration and acquisition related expenses during the fourth quarter of 1997. Harbinger incurred a $2.5 million charge relating to acquisition related charges and asset write downs and $10.9 million related to an in-process product development charge for the Acquion purchase during the three months ended September 30, 1997. In connection with the SupplyTech transaction in January 1997, Harbinger incurred a charge of $12.4 million for acquisition related expenses, asset write downs and integration costs incurred. In connection with the HNS transactions, Harbinger incurred in the first quarter of 1997, a $2.4 million loss on the extinguishment of the Debenture, a $2.7 million charge for in-process product development, and $2.0 million incurred for acquisition related expenses and asset write downs. Effective the fourth quarter of 1997, the Company's Board of Directors approved the discontinuance of its TrustedLink Banker line of business. In connection with this action, the Company provided for an anticipated loss of $4.0 million related to the phase-out of this line of business.

ELECTRONIC COMMERCE AND EDI

     Electronic commerce involves the automation of business transactions through the use of telecommunications and computers to exchange and electronically process commercial information and transactional documents. Electronic commerce typically involves the use of a third-party or private value-added computer network to perform EDI, electronic funds transfer, electronic forms, and bulletin board and electronic catalog services. EDI is a cornerstone of electronic commerce and has historically been the source of the majority of the Company's revenue. The advantages of EDI include one-time data entry, reduced clerical workload and the elimination of paper records, rapid, accurate and secure exchange of business data, and reduced operating and inventory carrying costs. EDI facilitates uniform communications with different trading partners in different industries, including customers, suppliers, common carriers, and banks or other financial institutions.

     EDI Transaction Flow. In a typical EDI transaction, a trading partner (the "sending partner") first creates with its computer, either manually or electronically, the business data used for the completion of a particular set of documents, described by EDI standards as a transaction set. Transaction sets include requests for quotes, quotes, purchase orders, invoices, shipping notices, and other related documents and messages. Second, a translation software program on the sending partner's computer converts the document or transaction set into a standard EDI format. The most frequently used such formats are ANSI X.12 in the United States and EDIFACT in the rest of the world. Third, this information is electronically transmitted through telecommunications links from the sending partner's computer to a central computer system that serves as a value-added network shared by many trading partners. Value-added networks receive documents for subsequent delivery to the intended trading partner (the "receiving partner"), and connect many types of computer hardware and communications devices, convert multiple transaction sets from one industry standard to another, and maintain security by reducing the possibility of one trading partner obtaining unauthorized access to another computer. VANs, such as those operated by the Company or by IBM, GE Information Services, Sterling and others, provide security and reliability by transmitting, controlling, logging and archiving all messages through a central electronic clearinghouse and by providing extensive customer support. As a result of these added features, the transaction of business over a VAN is currently more costly than electronic commerce over the Internet and other TCP/IP networks.

     Trading Communities. Groups of companies that regularly trade with each other generate significant repetitive business transactions. These existing trading communities are natural prospects for implementation of EDI. The expansion of EDI has been possible through the establishment of repetitive transactions using the two standard formats noted above. In addition, there are now subsets of these standards used in specific industries such as automotive, banking, chemical, financial, grocery, healthcare, petroleum, retail and utilities. The adoption of EDI as an accepted means of transmitting business documents and data has also occurred, in part, because many trade organizations or groups and many large companies within a trading community increasingly recommend or require their member organizations or trading partners to adopt and use EDI as the primary method of communicating business documents.

     Hubs and Spokes. Large companies within a trading community often are described as "hubs" and their trading partners as "spokes." A hub company and its trading partners communicate through electronic networks. These can be third party networks and, for a few larger businesses, private networks owned and operated by the hub company. Hub companies often initially justify EDI programs with direct cost savings to reduce the administrative handling costs and to eliminate data entry errors of the documents that they send and receive from trading partners. Advanced EDI implementations by a hub company may be more strategic in nature, being utilized as enabling technologies for business processes such as supply chain management and just-in-time manufacturing, and efficient consumer response and vendor managed inventory in retailing. For these reasons, a hub company often adopts as a stated business objective that all of its trading partners use EDI as the principal means of communicating business documents. Spoke companies, in turn, often expand the electronic commerce community by also requesting or requiring their other trading partners to communicate through EDI. This expanding number of trading partners adopting EDI results in the establishment of distinct trading communities comprising potential software customers and network subscribers for EDI services.

     According to The Yankee Group, the market for business-to-business electronic commerce was an estimated $540 million in revenues in 1997 and is estimated to increase to $134 billion by 2000. Furthermore, it is estimated by management that of the 3 million U.S. companies with five or more employees, approximately 150,000-170,000 have elected to date to make use of EDI. Although many of these current users of EDI are members of defined trading communities, the Company believes that the majority of the members of these trading communities use electronic commerce solutions to communicate with a small percentage of their trading partners. Acceptance of electronic commerce and expansion within trading communities will depend on various factors, such as the extent of automation in the industry, the degree to which hub companies require electronic trading from their trading partners, the level of computer sophistication of businesses in the trading community, the frequency of transactions among trading partners in the community and the economic benefits derived from the trading community by implementing electronic trading which historically have accrued principally to the larger members of the community. To date, EDI has minimal penetration in small companies because (i) current EDI solutions have not provided significant added value, and (ii) EDI is not pervasive among the average small company's trading partners.

ELECTRONIC COMMERCE AND THE INTERNET

     The Internet is a collection of interconnected public and private networks that allows any computer on the network to communicate with any other computer on the network through an open communications protocol known as TCP/IP. Although the Internet affords a lower cost, more robust and widely available medium for electronic commerce than the proprietary VANs generally in current use, there are significant actual and perceived concerns relating to the use of the Internet for commercial transactions. These concerns include the absence of security, inability to confirm message integrity, vulnerability of messages to interception and fabrication, lack of user support, service or centralized "help desk" support, and difficulties in obtaining reliable assurance of receipt of messages sent or the authenticity of messages received. These difficulties inherent in the Internet are magnified if the Internet is used to execute commercial transactions such as EDI purchase orders, shipping instructions and other operative commercial documents as opposed to informational electronic mail. These commercial drawbacks of the Internet are heightened still further if messages are intended for direct computer processing, as are typical EDI messages.

     To solve the current problems with using the Internet and other TCP/IP networks for conducting business-to-business, electronic transactions and communications, the Company offers both its web-based Harbinger Express and email-based Templar products. Templar provides a solution designed to replicate in software some of the desirable elements of an EDI VAN by allowing the user to transmit documents over the Internet. By incorporating encryption technology, Templar provides a viable alternative to the traditional VAN because it allows a party to verify the identify of the sender of a communication and to verify the integrity of the communication received, and allows a sender of communication to verify the receipt of the communication, in unaltered form, by the intended recipient. The Company anticipates that the opportunity for cost-savings, achieved principally through flat-rate, volume-independent and time-of-day independent pricing and higher speed access, will be an incentive for certain business users to conduct electronic commerce transactions over the Internet and other TCP/IP networks with the assistance of Templar. Templar can also be used with the Harbinger network to provide seamless connectivity from the Internet to public and private VANs. In addition, Harbinger Express provides a web-based solution for clients to exchange business documents with their trading partners using a web browser.

THE HARBINGER SOLUTION

     The Harbinger solution to addressing electronic commerce is based on the following seven components which are designed to build trading partner relationships and generate recurring revenue. The Company believes these components differentiate it from its competitors in the market.

     * Comprehensive Product Offering. The Company offers a range of electronic commerce software solutions for trading communities, including a suite of fully scaleable EDI translation software, its VAN and IVAS solutions, Web EDI, electronic catalogs, and web site creation and management software for small businesses.

     * Mass Deployment Services. The Company provides mass deployment services to trading community leaders to permit them to plan, manage and deploy EDI and electronic commerce solutions to their trading partners through the use of trading partner conferences and direct marketing services.

     * Trading Relationship Management Services. The Company provides a range of trading relationship management services, including installation assistance, trading partner certification and rules, and services such as customization, training and consulting.

     * Vertical Market Expertise. The Company has developed vertical market expertise in selected industries such as aerospace, automotive, electronics, financial services, food and beverage, government, healthcare, heavy manufacturing, petroleum/chemicals, retail and utilities.

     * Flexible, Secure Value Added Architecture. The Company has developed a combined network architecture utilizing the VAN and the IVAS which permits secure and reliable network and secure Internet communications to facilitate the transmission of business information and transactions.

     * Catalog Solutions. The Company provides flexible procurement catalog solutions which can operate independently or be integrated with businesses' legacy or enterprise resource planning systems. The Company maintains a growing database of maintenance, replacement and operating ("MRO") products from over 250 suppliers representing over 3 million stock-keeping units ("SKU's").

     * Professional Services. The Company offers a full complement of professional EDI services, including complete outsourcing of an EDI trading hub, remote management of a customer's EDI translator, and service bureau-type translation and mapping of raw trading information to standard EDI formats and distribution to trading partners. The Company also provides Internet applications development for trading hubs desiring customized EC solutions.

STRATEGY

     The Company's objective is to be a leading worldwide provider of electronic commerce solutions to businesses of all sizes by offering a full spectrum of products and services to enable customers to transact business on the Internet, Intranets, through the Harbinger networks and other proprietary networks with a focus on building trading partner relationships and generating recurring revenue by increasing the number of subscribers to its network. The Company's strategy to achieve this objective includes the following key elements.

     Focus on Marketing to Trading Communities. Harbinger seeks to establish new and larger trading communities by (i) developing marketing and technical competence within specific industries by understanding the needs of major trade organizations or hub companies in the industry, and the trading customs and practices of their trading partners, (ii) working closely with trading partners to define software and computer systems requirements, (iii) developing trading community solutions to meet the needs of trading partners in these markets, and
(iv) providing a wide offering of value-added, high-quality services to facilitate the adoption and implementation of EDI and other electronic commerce solutions throughout these industries.

     Provide a Comprehensive Range of Integrated Products and Services. The products and services offered by the Company include EDI and electronic commerce software for use on numerous computing platforms, value-added network transaction processing, software programming and customization services,customer support and training, and implementation and consulting services. The Company designs its products with significant ease-of-use features and is in the process of completing development efforts to integrate technologies acquired from Premenos, SupplyTech, Acquion and Atlas with its existing software products.

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

     Capitalize on Electronic Commerce on the Internet. The Company formed HNS in 1994 to develop EDI products and services for the Internet. Through its acquisition of HNS in January 1997, the Company commenced directly offering a suite of products and services to facilitate electronic commerce using the Internet. Upon the acquisition of Premenos, the Company acquired the Templar product for business customers to engage in electronic commerce transactions over the Internet and other TCP/IP networks by facilitating the exchange of secure, digitally-signed electronic documents, including EDI documents. The Company expects to use the IVAS and Templar family of products to develop and market a comprehensive range of products and services directed at delivering electronic commerce solutions to business customers over the Internet, private Intranets or the Company's networks.

     Pursue Strategic Acquisitions and Alliances. The Company's strategy is to enter new vertical markets, penetrate additional geographic markets and expand its product and service offerings. The Company will continue to seek to acquire complementary technologies and businesses. The Company has in the past completed acquisitions to address other electronic commerce opportunities on the Internet, enter new vertical markets, acquire complementary technologies and further penetrate international markets. The Company also actively seeks strategic alliances with leading professional services companies, software application developers and computer system suppliers to resell, distribute and co-market the Company's electronic commerce software products and network services.

     Penetrate International Markets. The Company intends to aggressively pursue international electronic commerce opportunities. Harbinger believes that a significant component of its strategy is to provide electronic commerce and EDI products and services to markets outside the United States. Through acquisitions of Atlas in the U.K., INOVIS GmbH & Co. in Germany (March 1996), NTEX Holding BV (March 1996) in The Netherlands, SupplyTech's subsidiaries in the U.K. and Italy and Premenos' subsidiaries in the U.K. and France, the Company has increased its support capabilities and product distribution in Europe. The Company entered into an agreement with Brazilian-based Teledata Informacoes & Technologia, S.A. in December 1996 to provide Harbinger's electronic commerce and EDI services throughout Brazil, and with Impsat Corporation, in December 1997, to provide the Company's solutions in Argentina and Columbia In addition, the Company has operations in Mexico through the SupplyTech acquisition and in Canada through the Premenos acquisition. Through a network of resellers, the Company sells into other worldwide markets. The Company intends to aggressively pursue international electronic commerce opportunities.

PRODUCTS AND SERVICES

     The Company offers a comprehensive range of electronic commerce products and services for entire trading communities. These Company offerings are divided into three categories, providing electronic commerce solutions for large companies, solutions designed for small and mid-sized companies, and services for entire trading communities engaged in electronic commerce. Several of the products of businesses recently acquired by Harbinger address the same markets as, and may therefore be competitive with, or redundant with, existing Harbinger products. As a result, the Company is currently involved in phasing out certain products in connection with integrating these acquisitions. The following chart summarizes the functions and platforms of the Company's principal electronic commerce software products and includes a description of the services available to software customers and network subscribers:


                                                                                                    COMPUTER
             PRODUCT NAME                                  FUNCTION                                 PLATFORM
  -----------------------------------  --------------------------------------------------   ---------------------------

      SOLUTIONS FOR LARGE BUSINESSES

        TrustedLink Enterprise         EDI translation communications, document               UNIX, Windows NT, IBM
                                       management, plus import/export of data from            MVS, IBM AS/400
                                       software applications


        STX                            EDI translation communications, document               IBM MVS, IBM AS/400,
                                       management, plus import/export of data from            DOS/VSE
                                       software applications

        TrustedLink Procurement        Web-based electronic catalog solution that             Windows NT
                                       connects buyers to suppliers for on-line ordering

        Templar Secure                 Data encryption and communications software for        Windows 95/NT,
                                       transmitting EDI documents over the Internet and       Windows 3.1, UNIX
                                       other TCP/IP networks

        Internet Value Added           Gateway connectivity and switching intermediation,     UNIX/Windows NT
        Server (IVAS)                  archival, standards compliance
                                       and trusted third party services via the Internet

        EDI*Benchmark and              EDI Translation Software                               IBM MVS, DOS/VSE
        EDI*Central


SOLUTIONS FOR SMALL AND MID-SIZE BUSINESSES

      EDI/400                          EDI translation communications operating on the        IBM AS/400
                                       IBM AS/400 platform, and ancillary functions
                                       including mailboxing, audit trails, network
                                       communications and compliance

      TrustedLink Commerce             EDI translation communications, document               DOS, Windows, Windows
                                       management and forms creation, plus import/                    95/NT
                                       export of data from software applications

      STX                              EDI translation communications, document               DOS, Windows
                                       management and forms creation, plus import/
                                       export of data from software applications

      PowerDox                         Forms-based electronic commerce products for                  UNIX/NT
                                       transmission over VANs or other communications
                                       media, including (i) PowerDox Central, software
                                       residing on a server at the hub location and
                                       (ii) PowerDox Remote, client software installed
                                       at the spoke trading partner

      WebDox                           Forms-based electronic commerce products for                  UNIX/NT
                                       transmission of electronic forms over the World
                                       Wide Web

      Harbinger Express                Software allowing users with only a Web browser        Web browser on Windows
                                       to send and receive EDI documents

      STSECURITY                       Software for encrypting EDI documents for                     Windows
                                       transmission over the Internet



                                                                                                    COMPUTER
             PRODUCT NAME                                  FUNCTION                                 PLATFORM
  -----------------------------------  --------------------------------------------------   ---------------------------

      Descrypt +                       Generalized encryption for multiple platforms
                                       and applications

      Descrypt/EDI +                   Complete encryption system for EDI-formatted
                                       data using the ANSI X12.58 and X12.42 standards

      Psypher/EDI +                    Encryption and authentication product for
                                       generalized file security needs

      Fdesmac +                        ANSI X9.9 authentication security for financial
                                       applications

      PIN Management System            Security and security-related  functions for card
                                       issuers to become members of ATM sharing credit
                                       and debit card networks

      TrustedLink Distributor for      EDI communications, document management and                   Windows
      Petroleum                        forms creation for petroleum manufacturers and
                                       distributors


      ESRS                             Solution for complying with retail vendor                   DOS, Windows
                                       shipping requirements

      STBAR                            Bar code labeling software                                  DOS, Windows

      Pronto                           Software for profiling government suppliers to              DOS, Windows
                                       submit response to bids

      TrustedLink INP                  Software permitting rapid development
                                       of a Windows commerce enabled World Wide
                                       Web site for promoting and selling
                                       products and services via the Internet

              SERVICES                                                DESCRIPTION
  ----------------------------------  --------------------------------------------------------------------------------

       Value-Added Network Services     Fault  tolerant,   store  and  forward,   retrieval   services,   protocol
                                        conversion, electronic mail box

       Internet Value-Added Server      Intermediation,  archival,  standards compliance  monitoring,  and trusted
       (IVAS) Services                  third party services via the Internet

       Harbinger Net Access             Internet access

       EDI to Fax Services              Translation of EDI documents to fax format

       Trading Partner Certification    Information seminars,  support materials,  testing and confirmation of EDI communications with trading partners

       Trading Partner                  Creation of trading  partner  packs for users to exchange  documents  with
       Implementation Service           other trading partners

       Consulting and Programming       Development of computer  programs needed to integrate EDI with a customers
       Services                         other software applications

       Electronic Catalogs              Comprehensive  electronic  catalog  solutions for supply chain  management and maintenance, repair and operating initiatives

       Customer Support                 Telephone hotline,  support  documentation,  network transmission support, electronic software updates


       Bid Filtering and Profiling      Service which matches government bids with product suppliers
       Service

       FAX-2-EDI                        Service which  converts  Faxes to EDI format for  submitting to government agencies

SOLUTIONS FOR LARGE BUSINESSES

     TrustedLink Enterprise. The TrustedLink Enterprise product permits fast receipt and transmission of EDI documents and supports a comprehensive range of EDI standards across all major computing platforms. The Company offers this product for MVS mainframe, UNIX and Windows NT Server. The product facilitates the creation and control of business documents, such as order forms and invoices, in complex client/server computing environments, and provides data linking and messaging functions which act as a gateway to update a trading partner's accounting system. The product also offers mapping, translation, communication and trading partner management tools and utilize standard EDI formats.

     Templar Secure. Harbinger acquired the Templar Secure product in connection with its acquisition of Premenos. Templar Secure is an open, standard-based solution for enabling secure transmission of digitally-designed electronic documents, including EDI documents, over the Internet and other TCP/IP networks. Templar Secure supplies security for message transmissions by utilizing public key cryptography techniques licensed from RSA Data Security, Inc. and by implementing security and confidentiality features at the software application level. Templar generates a digital signature for each outbound message that verifies the identity of the sender and automatically detects any alteration of the message upon receipt. Templar automatically tracks message traffic and message integrity and authenticity and provides user-configurable management reports. Templar also maintains transmission records for audit trails. The Company also markets an export version of Templar that was developed by Premenos in order to allow export of Templar in compliance with current U.S. export control laws and regulations applicable to the export of encryption technology. The export version uses more limited cryptographic techniques than those incorporated in the domestic version of the Templar product. In the export version of Templar, the algorithms of cryptographic keys are shorter and can be arithmetically decrypted in a shorter period of time than the domestic version's algorithm. The Company is also working with various U.S. Government agencies in an attempt to permit the domestic version of Templar to be freely exportable in compliance with export regulations. Templar Secure is available for both UNIX and Windows systems, and integrates easily with the Company's existing EDI translators.

     Internet Value-Added Server (IVAS). Similar to the Harbinger VAN, the Company's IVAS offers many of the same value-added services over the Internet. The IVAS provides intermediation, archiving, standards compliance monitoring and third-party services via the Internet. In conjunction with the Company's VAN, the IVAS permits participants in a trading community to select the desired communications transport mechanism for individual documents of a typical EDI transaction. IVAS is also offered as a product for license by end users. IVAS/P is tailored to enable public operators to offer electronic commerce services in their local market, while IVAS/E is intended for large enterprises directly operating a server platform to link members of the enterprise's trading community typically through a private intranet.

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

     TrustedLink Procurement. Harbinger acquired the TrustedLink Procurement product in connection with its acquisition of Acquion. TrustedLink Procurement is a web-based electronic catalog which automates the processes surrounding the procurement of non-production goods and services and other MRO items. TrustedLink Procurement works in conjunction with a large company's enterprise resource planning ("ERP") system to provide the ability to search for products, compare similar product features and their latest pricing and lead time information, and determine existing inventory levels. The company's purchasing department can then initiate an order that will be routed through the ERP system's purchasing module to either relieve inventory or place an order with the appropriate supplier. Companies using TrustedLink Procurement can reduce problems associated with "maverick" purchasing, better ensure enforcement of negotiated pricing agreements and reduce multiple purchases from single suppliers. TrustedLink Procurement includes Harbinger's Content Management services which aggregate supplier data specific to a purchaser company so that only appropriate suppliers are presented to the company.

     Web Application Services. Harbinger offers an array of electronic commerce products and services for the World Wide Web. This includes the design and creation of customized web sites and applications and the hosting of these sites and applications. The hosting service is designed for large companies that desire high levels of security, reliability, and customer support. Other services included are domain name registration, usage statistics, web registration with Internet directories and Common Gateway Interface development.

     EDI Outsourcing. Harbinger provides a full complement of EDI outsourcing services to trading communities. Harbinger can provide complete outsourcing of EDI operations for the hub company of a trading community, complete with onsite personnel. The Company also offers remote management of an customer's EDI translator where complete outsourcing is not desired, and Internet applications development for trading hubs desiring customized EC solutions. To ease implementation of EC by businesses reluctant to implement full scale EDI, Harbinger also provides service bureau-type translation and mapping of raw trading information to standard EDI formats and distribution to trading partners.

SOLUTIONS FOR SMALL AND MID-SIZE BUSINESSES

     EDI/400. Harbinger acquired its EDI/400 product through its merger with Premenos. EDI/400 is currently the leading EDI software product for the mid-range computer market, operating on the IBM AS/400 computer. The AS/400 is the leading mid-range platform installed worldwide for use as either the main computer for a small or mid-size business or as a departmental or dedicated processor in a larger business.

     TrustedLink Commerce. The TrustedLink Commerce product family is designed for small to mid-sized companies which are new to electronic commerce. The products perform the critical tasks to create, format and electronically transmit and receive business documents and data between trading partners. The products convert a customer's documents and data into EDI format, translate the document to a standard form for use with the designated trading partner, transmit the information to the Harbinger networks, the Internet, or other third party networks and convert EDI documents and data received from their trading partners into a format that may be interpreted by the user's personal computer. Additionally, TrustedLink Guardian, which provides encryption and decryption for secure transmission over the Internet, can be used with TrustedLink Commerce for Windows 95, NT Workstation and TrustedLink Enterprise for UNIX, enabling a variety of communication options.

     STX Translation Software. These EDI translation software programs for DOS and Windows allow companies to exchange business documents electronically. The products are network independent with a large number of predefined network connections available. They provide for automatic operation of EDI functions without operator intervention, including scheduling to send and/or receive EDI transactions, translating application files to an EDI format or translating EDI files to an application-file format, and printing or deleting transactions. Products in the STX family include STFORMS which enables the user to customize the format of EDI documents, STBAR which allows the entry of data via bar code scanning and STSECURITY which allows users to perform secure EDI over the Internet. Additionally, STMAP mapping integration software allows users to download EDI data seamlessly from an application already integrated with STX and to move data electronically between business programs and EDI applications.

     PowerDox and WebDox. PowerDox and WebDox are forms-based electronic commerce products that enable large, "hub" companies to trade easily with small, "spoke" trading partners who have been reluctant to implement full-scale EDI. Forms-based products are typically marketed to larger companies who seek the benefits of traditional EDI, but often have hundreds or thousands of smaller trading partners who are unable or unwilling to invest in the infrastructure required to support EDI. PowerDox Central is the Company's software that resides on a server at the hub location and PowerDox Remote is client software that is installed at a spoke trading partner. Custom forms are created analogous to the forms promulgated by the various EDI standards bodies to meet the needs of the hub when trading with the spokes in its trading community. WebDox operates in the same way as PowerDox, but enables transmission of electronic forms over the World Wide Web instead of a VAN or other communications medium.

     Harbinger Express. Harbinger Express allows small and mid-size businesses to perform EDI and electronic commerce using a web browser. The product is designed for companies that conduct low EDI transaction volumes and have limited requirements for integrating with other software applications. Harbinger Express translates EDI documents into a hypertext markup language ("HTML") form which can be accessed by the trading partner via the Internet. Harbinger Express users can also initiate EDI documents simply by filling out a browser-based HTML form at the Harbinger Express Website. The product converts the resulting document into EDI format and transmits it to the receiving trading partner over the Harbinger networks or the Internet.

     TrustedLink INP. TrustedLink INP allows a user to establish an instant presence on the Internet through the creation of a web site for the business user. Users create their web site by entering information in an interview format. The user can then preview their site using the included Netscape Navigator software and publish the site on Harbinger's IVAS web hosting service. TrustedLink INP includes an electronic catalog and purchase order system for conducting commerce over the Internet.

     Encryption Products. In connection with the acquisition of Premenos, the Company acquired a broad range of encryption software products that enable banks and other businesses to secure financial and other information transmitted over internal and external networks. Customers include money center banks, large corporations and government agencies interested in securing data transmitted internally and externally. The encryption products, including Descrypt +, Descrypt/EDI +, Psypher/EDI +, Fdesmac +, PIN Management System and others operate on computer platforms ranging from PCs to UNIX and AS/400, DEC and Tandem machines to MVS mainframes.

     Trading Partner Packs and STX Forms Overlays. Harbinger develops custom software templates, known as Trading Partner Packs and STX Forms Overlays, to conform with guidelines and parameters identified by the major purchasers and suppliers within various trading communities. For example, Harbinger can customize its software to utilize only a specified subset of the ANSI X.12 or EDIFACT standard that the major trading partners have defined for the trading relationship. In this way, each trading partner is assured that only the data elements that the trading partners expect are sent and received. The Company distributes these customized products to help hub companies expand the acceptance of EDI among trading partners. Harbinger maintains an extensive library of Trading Partner Packs and STX Forms Overlays.

SERVICES FOR ENTIRE TRADING COMMUNITIES

     Value-Added Network Services. Harbinger operates its VAN and IVAS as value-added networks that provide the central point for document and data receipt, translation and transmission and serve as a communication link between the members of a trading community. Harbinger believes that its VAN is one of the largest EDI networks in the United States as measured by the number of billable subscribers. Harbinger offers trading partners a wide range of network services including batch communication of purchase orders, invoices, shipping confirmations, e-mail between trading partners and electronic catalogs. The Company believes that its value-added network offers several advantages to trading partners, including protocol conversion, transmission speed conversion, flexibility in mail pick-up and drop-off times, and security and reliability. The Company provides network services pursuant to subscriber agreements which can be terminated by either party without cause at any time with 30 days written notice. Customers are required to pay for services in accordance with the then applicable service fees, which include set-up fees, monthly mailbox fees and transaction fees.

     Consulting and Programming Services. Harbinger technical consultants work with trading communities to create the functional specifications to develop computer programs necessary to integrate EDI with other software applications. This process, known as "mapping," requires the identification of internal data file and record formats along with the creation of functional specifications to integrate EDI with trading partner applications. Harbinger also provides software programming services to trading communities to create the application interface programs necessary to translate data into and out of EDI standards.

     Mass Deployment; Trading Partner Implementation and Certification. Harbinger offers several programs to assist its hub customers in maximizing the use of EDI and electronic commerce among its trading partners. These programs communicate the advantages of EDI and electronic commerce to potential trading partners of a major hub, regardless of size, and include information seminars, support materials and the trading partner certification program. This program assists trading partners in installing, testing and confirming EDI capabilities with hub companies using the Harbinger networks.

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

     Electronic Catalogs. Harbinger offers its customers electronic catalog technology, which allows purchasers to significantly streamline their purchasing processes. This technology provides purchasers with online vendor catalogs in real-time, offering up-to-date pricing, accurate descriptions, lead time and other critical information, thereby saving companies the expense of maintaining or otherwise accessing vendor information. Electronic catalog technology has been applied in both supply chain management initiatives for production goods and services, and maintenance, repair and operating supplies for non-production goods and services. Harbinger provides its solution in the form of an easy-to-use, web-based application which allows users to search and source data from electronic vendor catalogs and from their own internal inventory.

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

SALES AND MARKETING

     The Company's principal marketing strategy focuses on establishing electronic trading communities and expanding the number of trading partners using the Harbinger networks and software products. The Company seeks to target trading communities composed of electronic trading partners in common industries or markets conducting recurring business transactions. To achieve this objective, the Company has developed a three-tiered sales and marketing program. First, the Company identifies potential hub companies that either seek to formulate an electronic commerce program, or that have made the decision to implement an electronic commerce program. The Company representatives meet with the hub company and discuss the procedure for enabling the hub company and/or establishing electronic commerce relationships with trading partners. Second, the Company contacts the hub company's trading partners through seminars and by telemarketing, informing these parties of the electronic commerce requirements of the hub company and implementation procedures. The Company schedules and conducts half-day information seminars with potential trading partners of a major hub company highlighting the benefits of electronic commerce, explaining the hub organization's electronic commerce initiative, and demonstrating the Company's products and services. Representatives of the hub company generally attend these seminars to present their electronic commerce recommendations and requirements. Third, Harbinger uses telemarketing, direct mail and advertising activities that are targeted at potential customers who are not trading partners of a specific hub. The Company's marketing and sales activities are centered around the implementation of electronic commerce within these trading communities through hub and spoke programs, particularly within selected vertical markets.

     Harbinger also markets and sells its products through distributors in the United States and numerous international markets. Through the various marketing programs, the Company has established alliances with distributors, application software developers, systems integrators and value-added resellers of computer products. The Company's objective is to integrate Harbinger's products with those of its business partners and to promote distribution of Harbinger software along with products and services sold by its Marketing Partners. The Company fosters relationships with software vendors that bundle or imbed the Company's products with their own products, or which resell the Company's products in particular trading communities. Distributors typically sublicense the Company's software to end-user customers and pay the Company a royalty, while co-marketers typically forward leads to the Company in exchange for a percentage referral fee if the sale is completed. The Company has relationships with partners such as AT&T, Baan, Booz-Allen & Hamilton, Checkfree, Computer Associates, Control Data, Coopers & Lybrand/Price Waterhouse, CyberCash, Daly & Wolcott, Data General, Deloitte & Touche, Digital, Entrust Technologies, Ernst & Young, KPMG, GE Information Systems, Hewlett Packard, IBM, JD Edwards, MAPICS, Maxware, Microsoft, Nova Information Systems, Oracle, Peachtree Software, PeopleSoft, SAP, Sprint, SSA, Sun, Sybase and Unisys for distribution of its products worldwide.

     As of March 1, 1998, the Company employed approximately 281 sales and marketing personnel who concentrate their efforts in direct sales of the Company's software products and services. The Company is in the process of training and educating these new sales personnel on the range of its products and services and obtaining from them an understanding of the new markets made available through the acquisitions. Management believes that the addition of these sales persons will allow the Company to sell many of its product and service offerings into additional trading communities. The Company's compensation strategies are designed to reward sales personnel based upon sales to new customers and the sale of additional products and services to existing customers.

PRODUCT DEVELOPMENT

     The Company continues to assess the needs of trading partners in various trading communities and to develop software programs and network services which facilitate electronic commerce transactions over the Harbinger VAN and IVAS or directly over standard telephone lines, the Internet, or private Intranets. The Company's product development efforts currently are focused on providing a full range of electronic commerce solutions to Harbinger customers. In addition, the Company has incorporated into its products certain software licensed to it by other software developers, where appropriate, to reduce product development time. The Company is in the process of integrating software products and technologies from acquired businesses with the Company's other software products by combining the most favorable features of the products and maintaining common translation software to facilitate the transfer of information and data between operating environments. The Company's Internet products are being designed to permit increased security and reliability for transmitting commercial data over the Internet by using the Company's VAN and IVAS and supplementing it with additional software encryption measures. These products may also allow Internet users to access the Company's networks in order to provide a greater level of reliability of accurate data transmission than otherwise available by using the Internet alone.

     The Company is in various stages of development for other software applications, including electronic messaging, bar code integration to facilitate the shipping and receiving of goods, an enhanced mapping product to allow users to customize their EDI data to existing software applications, catalog-based solutions, and foreign translations of the Company's software products for distribution in international markets.

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

     Competitors that offer products and/or services that compete with various of the Company's products and services include, among others, IBM; AT&T; Computer Associates International, Inc.; EDS; General Electric Information Systems; QuickResponse Services, Inc.; Sterling Commerce, Inc., Aspect Development, Inc., TSI International, Inc., Ariba Technologies, Inc., and a joint venture between British Telecommunications Plc and MCI Communications Corporation; as well as the internal programming staffs of various businesses engaging in electronic commerce. The Company believes that the principal competitive factors in the commercial electronic commerce industry include responsiveness to customer needs, efficiency in the delivery of solutions, ease of product use, quality of service, price and value. The Company believes it competes favorably with regard to these factors.

INTELLECTUAL PROPERTY RIGHTS

     In accordance with industry practice, the Company relies primarily on a combination of copyright, patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials principally under trade secret and copyright laws, which afford only limited protection. The Company presently has one U.S. patent for an electronic document interchange test facility, one U.S. patent for technology utilized in the Company's EDI/Open product and U.S. patent applications pending for an EDI communication system and for technology utilized in the Company's Templar product. In addition, the Company has applied for foreign patents relating to technology utilized in the Company's EDI/Open product and foreign patents relating to technology utilized in the Company's Templar product. The Company owns a number of registered and unregistered trademarks. In addition, the Company uses the trademark EDI/400 in connection with its principal EDI product pursuant to a license agreement with IBM that IBM may have the right to terminate on 60 days' prior written notice. The Company has not received any indication from IBM that it intends to terminate the agreement. The Company routinely enters into non-disclosure and confidentiality agreements with employees, vendors, contractors, consultants and customers. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that competitors will not independently develop similar technology. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured, licensed or distributed may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. The Company believes that, due to the rapid pace of innovation within the electronic commerce, EDI and related software industries, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. The Company does not believe that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. From time to time, the Company has received notices which allege, directly or indirectly, that the Company's products or other intellectual property rights infringe the rights of others. The Company generally has been able to address these allegations without material cost to the Company. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in electronic commerce grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be able on terms acceptable to the Company or at all, which could have a material adverse effect on the Company.

     In its distribution agreements and certain of its customer or other agreements, the Company agrees to indemnify certain parties, which may include customers of parties with which the Company has contracted, for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights or certain other intellectual property rights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to pay money damages, to discontinue the use and sale of infringing products, to expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on reasonable commercial terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business and operations results would be materially adversely affected.

     Third Party Technology. The Company incorporates in its products certain software licensed to it by other software developers. These include the public key cryptography software licensed by RSA Data Security, Inc. to Premenos which is used in connection with Templar as well as certain database software used in the Templar and EDI/Open products and certain graphical interface software used in EDI products and Templar.

     Premenos licensed the public key encryption technology pursuant to a license agreement with RSA (the "RSA License"), which was transferred to Harbinger in connection with the acquisition of Premenos. The RSA License grants to the Company the non-exclusive, non-transferable, non-assignable limited license to incorporate certain functionality within RSA's public key encryption technology into a Premenos product solely to create a Bundled Product, as defined in the RSA License, to reproduce and sublicense the Bundled Product, and to use or authorize end-users to use the Bundled Product in conjunction with a service bureau or internal network or to provide electronic communications, messaging and similar services to third parties. A Bundled Product is defined as a Company product which represents a significant functional and value enhancement to the RSA technology designed to facilitate the secure exchange of electronic information such as EDI documents over open networks. The RSA License contains a number of restrictions regarding sublicensing of the Bundled Product to act as a certification authority, as well as other restrictions regarding end-user use, territory and distribution channels. The Company is prohibited from selling the Bundled Product or any product with comparable functionality which does not incorporate the RSA encryption technology, except in certain circumstances, in which event the Company is required to pay the otherwise applicable royalty fee to RSA.

     The Company also incorporates database software licensed from Sybase, Inc. into its Templar and certain versions of its EDI/Open products, and incorporates graphical software licensed from third parties into the EDI products and Templar. Although the Company seeks and generally receives assurances from third-party software vendors as to such third party's intellectual property rights and the non-infringement by such software of other parties' rights, Harbinger's right to use such software could be impaired by third party claims. In addition, certain agreements pursuant to which the Company uses such software may be terminated in accordance with their terms in certain circumstances.

     If the Company were deprived of the right to use software incorporated in its products for any reason, there could be serious disruption to its business.

YEAR 2000 COMPLIANCE

     Much publicity has been given to the "Year 2000" issue and the ability of computer systems to function properly in the new millennium. The latest versions of the Company's products are designed to be Year 2000 compliant. The Company is in the process of determining the extent to which its earlier software products as implemented in the Company's installed customer base are Year 2000 compliant, as well as the impact of any non-compliance on the Company and its customers. The Company currently anticipates that any problems resulting from non-compliant products will be addressed through a combination of product modifications as part of planned product enhancements and migration of customers to functionally similar products which are Year 2000 compliant. Additional efforts are being made to modify or replace other noncompliant software, systems and equipment used by the Company internally, including third party software, before the year 1999. Further, the Company is aware of the risk that third parties, including vendors and customers of the Company, will not adequately address the Year 2000 problem and the resultant potential adverse impact on the Company. The Company projects that the majority of the remaining compliance effort will be absorbed with the product enhancements planned for 1998, and thus that the Year 2000 problem will not have a material adverse impact on the Company's business, operating results and financial condition, although there can be no assurance to that effect. Regardless of whether the Company's products are Year 2000 compliant, there can be no assurance that customers will not assert Year 2000 related claims against the Company.

     The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including current Company customers, to reevaluate their current software needs, and as a result switch to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

     As of March 1, 1998, the Company had approximately 1,032 full-time employees, including Atlas, Premenos, Acquion, SupplyTech and HNS employees. Approximately 207 are technical personnel engaged in maintaining or developing the Company's products or performing related services, approximately 281 are marketing and sales personnel, approximately 389 are customer support and operations personnel, and approximately 155 are involved in administration and finance.

EXECUTIVE OFFICERS

     The current executive officers of the Company and their ages as of March 1, 1998, are as follows:

             NAME          AGE                      POSITION
-------------------------  ---   -----------------------------------------------

C. Tycho Howle             48    Chairman of the Board of Directors

David T. Leach             47    Chief Executive Officer and Director

James C. Davis             45    President, Chief Operating Officer and Director

Joel G. Katz               34    Chief Financial Officer and Secretary

James M. Travers           46    President, Harbinger Software Division

David A. Meeker            55    Senior Vice President, North American Sales
                                 Division

William van Nieuwenhuyzen  50    General Manager, Europe, Middle East and Africa


     Mr. Howle has served as Chairman of the Board of Directors of the Company and its predecessors since 1983. Mr. Howle also served as the Chief Executive Officer until March 1997. From 1981 to 1983, Mr. Howle was a consultant with McKinsey & Company, Inc., a management consulting firm. From 1979 to 1981, Mr. Howle was a Product Line Manager with the Hewlett-Packard Company. From 1973 to 1977, he was a project manager with Booz, Allen & Hamilton's Applied Research Unit.

     Mr. Leach has served as Chief Executive Officer of the Company since March 1997 and a Director of the Company since February 1994. From February 1994 until March 1997, he served as President and Chief Operating Officer of the Company, and from June 1992 until February 1994, he was Group Executive Vice President, Sales and Operations of the Company. He served as Senior Vice President of Harbinger Computer Services, Inc. ("HCS") from 1988 until 1990 and was President of HCS from 1990 until its reorganization into Harbinger Corporation in 1992. Prior to joining HCS, Mr. Leach was a consultant with McKinsey & Company, Inc.

     Mr. Davis has served as President and Chief Operating Officer of Harbinger since March 1997 and a director of the Company since April 1997. From January 1995 until March 1997, he served as President of Harbinger Group Operations. He served as President of the Company from January 1989 until December 1993, when he resigned as an officer and director of the Company. He was Vice President and Senior Vice President of HCS from May 1984 until December 1988.

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

     Mr. Travers, age 46, has served as President and General Manager of the Company's Software Division since June 1997. From January 1994 until June 1997, he served as President of Harbinger Enterprise Solutions. In this capacity, Mr. Travers managed the business operations acquired from Texas Instruments, Inc. ("TI") Division. From 1978 through 1994, Mr. Travers served in various managerial positions with TI, including Vice President for North American Field Operations and most recently as Director of Business Development for TI's Worldwide Applications Software Business and General Manager of TI's EDI business unit from June 1992 through December 1994.

     Mr. Meeker has served as Senior Vice President, North American Sales Division since January 1997. From January 1995 until January 1997, he served as Vice President, Sales of the Company and from September 1992 through December 1994, Mr. Meeker served as Vice President, Sales for National Data Corp., a credit card processing company. From January 1992 through August 1992 Mr. Meeker served as Vice President, Sales and Marketing for Software Alternatives, a computer software and systems vendor. From January 1990 to January 1992, Mr. Meeker served as Manager, U.S. Channel Operations for IBM.

     Mr. van Nieuwenhuyzen has served as General Manager, Europe, Middle East and Africa since October 1997 and was appointed an officer of Harbinger in November 1997. From September 1995 to October 1997, he served as Manager of Global Accounts, Europe, Middle East and Africa, of Hewlett-Packard EMEA SA, and from May 1991 to September 1995, as Director of Computer Systems Organization of Hewlett-Packard Netherlands BV.


GOVERNMENTAL REGULATIONS AND INDUSTRY STANDARDS

     Government Regulatory and Industrial Policy Risks. The Company's network services are transmitted to its customers over dedicated and public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. Changes in the legislative and regulatory environment relating to online services, EDI or the Internet access industry, including regulatory or legislative changes which directly or indirectly affect telecommunication costs or increase the likelihood of competition from regional telephone companies or others, could have an adverse effect on the Company's business. The Telecommunications Act of 1996 ("Act") amended the federal telecommunications laws by lifting restrictions on regional telephone companies and others competing with the Company and imposed certain restrictions regarding obscene and indecent content communicated to minors over the Internet or through interactive computer services. The Act set in motion certain events that will lead to the elimination of restrictions on regional telephone companies providing transport between defined geographic boundaries associated with the provision of its own information services. This will enable regional telephone companies to more readily compete with the Company by packaging information service offerings with other services and providing them on a wider geographic scale. While provisions of the Act prohibiting the use of a telecommunications device or interactive computer service to send or display indecent material to minors have been held by the U.S. Supreme Court to be unconstitutional, there can be no assurance that future legislative or regulatory efforts to limit use of the Internet in a manner harmful to Harbinger will not be successful. The Clinton Administration has announced an initiative to establish a framework for global electronic commerce. Also, some countries, such as Germany, have adopted laws regulating aspects of the Internet, and there are a number of bills currently being considered in the United States at the federal and state levels involving encryption and digital signatures, all of which may impact Harbinger. Harbinger cannot predict the impact, if any, that the Act and future court opinions, legislation, regulations or regulatory changes in the United States or other countries may have on its business. Management believes that the Company is in compliance with all material applicable regulations. Harbinger's TrustedLink Guardian product and the Templar product both incorporate encryption technology which is subject to U.S. export control regulations. Although both products are currently exportable under licenses granted by the Commerce Department, government regulation in this area is subject to frequent change and there can be no assurance that these products will remain exportable.


ITEM 2. PROPERTIES.

     The Company occupies approximately 68,000 square feet of office space in Atlanta, Georgia under leases expiring from 1998 through 2003. In Spring 1998, Company's Atlanta locations will consolidate into a new facility under a lease expiring in 2008, plus options to extend the lease term. The Company has leased approximately 88,000 square feet and has an option for approximately an additional 23,000 square feet in this new location which will serve as the Company's headquarters and data center. The Company also has offices in Michigan, Texas, California, South Carolina, Oregon, Pennsylvania and Canada, occupying approximately 38,700, 20,696, 58,585, 21,550, 2,100, 215 and 4,182
square feet, respectively. In addition, the Company also has offices in The Netherlands, Germany, the United Kingdom, France, Italy and Mexico occupying approximately 19,375, 14,639, 7,600, 2,390, 2,228 and 1,529 square feet, respectively. The Company's offices are generally located in suburban office park environments.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings. From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 18, 1997, the Company held a special meeting of its shareholders to approve: (i) the merger with Premenos Technology Corp., a Delaware corporation ("Premenos"), pursuant to the terms of the Merger Agreement, dated October 23, 1997 by and among the Company, Olympic Subsidiary Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company ("Subsidiary"), and Premenos; the merger of Subsidiary with and into Premenos in accordance with the terms of the Merger Agreement; and the issuance of shares of Harbinger common stock under the Merger Agreement; and (ii) an increase in the number of shares of Company common stock available for issuance under the Company's 1996 Stock Option Plan from 4,125,000 to 5,125,000, an increase of 1,000,000 shares.

     The following is a summary of the voting results on each matter:

     Approval of the Merger Agreement and related transactions with Premenos:

              For                      Against                   Withheld
              ---                      -------                   --------
          16,616,673                   15,771                      1,567


     Approval of the Amendment to Company's 1996 Stock Option Plan:

              For                     Against                    Withheld
              ---                     -------                    --------
          13,346,489                 3,645,826                    10,700

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Harbinger's Common Stock is traded on the Nasdaq National Market under the symbol "HRBC". The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported by the Nasdaq Stock Market for the quarters indicated:


QUARTER ENDED                 HIGH PRICE               LOW PRICE
---------------------         ----------               ---------
March 31, 1996                 $15 5/8                 $10 1/8
June 30, 1996                  $18 1/2                 $10
September 30, 1996             $18 5/8                 $13 1/4
December 31, 1996              $19 1/4                 $16 5/8
March 31, 1997                 $40 3/4                 $21 1/4
June 30, 1997                  $32 1/2                 $18 1/4
September 30, 1997             $39 1/4                 $26
December 31, 1997              $42 1/2                 $19 9/16



     The closing sale price of the Company's Common Stock as reported by the Nasdaq Stock Market on March 13, 1998 was $35.375.

     The number of shareholders of record of the Company's Common Stock as of March 8, 1998, was approximately 230.

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

     Pursuant to a Debenture Purchase Agreement dated January 1, 1997, the Company completed its purchase from BellSouth Telecommunications, Inc. ("BST") of a $3.0 million Subordinated Convertible Debenture (the "Debenture") of Harbinger NET Services, LLC ("HNS"). After completing the purchase and assuming the Company's conversion of the Debenture, the Company owned approximately 93% of HNS. The Company acquired the Debenture for a purchase price consisting of
(i) $1.5 million in cash, and (ii) 242,288 shares of Common Stock. The shares of Common Stock issued to acquire the Debenture were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), in reliance, in part, upon the representations and warranties set forth in the Debenture Purchase Agreement.

     On January 3, 1997, the Company issued 2,400,000 shares of Common Stock to the shareholders of Supply Tech, Inc. and its affiliates ("SupplyTech") in exchange for all of the outstanding shares of SupplyTech (the "STI Acquisition"). The shares of common stock issued in the STI Acquisition were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the STI Acquisition agreement.

     On May 1, 1997, the Company issued 19,757 shares of Common Stock to the shareholders of Smart Solutions for Electronic Commerce, Inc. ("Smart") in exchange for all the outstanding shares of Smart (the "Smart Acquisition"). The Company acquired Smart for the aggregate consideration of such shares plus the assumption of $223,000 in liabilities. The shares of common stock issued in the Smart Acquisition were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the Smart Acquisition agreement.

     In March 1996, the Company acquired Ntex Holding B.V. ("Ntex") for $8.0 million, consisting of 107,780 shares of Common Stock, warrants to acquire 18,750 shares of Common Stock, $3.2 million in cash and the assumption of $3.5 million in liabilities, plus an earnout to be paid in shares of Common Stock during 1997. The Company issued 10,897 shares to the former shareholders of Ntex in April 1997 pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the Ntex acquisition agreement.


ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under the section entitled "Selected Financial Data" on page 1 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference and filed herewith as part of Exhibit 13.1.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference and filed herewith as a part of Exhibit 13.1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The quarterly results of operations set forth in the Company's 1997 Annual Report to Shareholders and the following financial statements, related notes thereto and report of independent auditors set forth in the Company's 1997 Annual Report to Shareholders are incorporated herein by reference and filed herewith as a part of Exhibit 13.1.

    Consolidated Balance Sheets as of December 31, 1997 and 1996.

    Consolidated Statements of Operations for the years ended December 31, 1997,
     1996 and 1995.

    Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1997, 1996 and 1995.

    Consolidated Statements of Cash Flows for the years ended December 31,
     1997, 1996 and 1995.

    Notes to Consolidated Financial Statements.

    Independent Auditors' Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Certain information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on March 31, 1998 under the captions "Proposal 5 - Ratification of Selection of Independent Auditors."


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on March 31, 1998 under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on March 31, 1998 under the caption "Executive Compensation" and is incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on March 31, 1998 under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on March 31, 1998 under the caption "Certain Transactions" and is incorporated by reference herein.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          1.   Financial Statements

          The financial statements of Harbinger Corporation and report of independent auditors as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

          2.   Financial Statement Schedules

          (i) The following Financial Statement Schedule of Harbinger Corporation for the Years Ended December 31, 1995, 1996 and 1997 is filed as a part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Harbinger Corporation.

                     HARBINGER CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                                    Amount
                                        Balance at   Charged to    Recorded    Charged to                 Balance at
                                       Beginning of  Costs and      Due to       Other                      End of
             Description                  Period      Expenses   Acquisitions   Accounts    Deductions      Period
------------------------------------   ------------  ----------  ------------  ----------   ----------    ----------
Allowance for returns and doubtful
   accounts (in thousands):
         1995.......................     $  635          613            -        1,309(B)    (1,616)(A)    $   941
         1996.......................     $  941          640          325        2,392(B)    (1,873)(A)    $ 2,425
         1997.......................     $2,425        1,561            -        3,148(B)    (4,344)(A)    $ 2,790

Allowance for net deferred tax assets
   (in thousands):
         1995.......................     $  227            -            -            -         (227)       $    -
         1996.......................     $    -        1,494        3,304            -            -        $ 4,798
         1997.......................     $4,798       13,509        4,364            -            -        $22,671

--------------

(A) Deductions represent write-offs of doubtful accounts and sales returns charged against the allowance.

(B)  Deductions from revenues for sales returns and allowances.

                          INDEPENDENT AUDITORS' REPORT

     The Board of Directors
     Harbinger Corporation:

     Under date of February 14, 1998, we reported on the consolidated balance sheets of Harbinger Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the Harbinger Corporation 1997 Annual Report to Shareholders. We did not audit the 1996 and 1995 consolidated financial statements of Premenos Technology Corp. and subsidiaries, or the 1995 combined financial statements of SupplyTech, Inc. and SupplyTech International, LLC, which statements reflect total assets constituting 64% in 1996 of the related consolidated total, and total revenues constituting 38% and 67% in 1996 and 1995, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Premenos Technology Corp. and subsidiaries for 1996 and 1995, and for SupplyTech, Inc. and SupplyTech International, LLC for 1995, is based solely on the reports of the other auditors. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule for each of the years in the three-year period ended December 31, 1997 listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, based on our audits and the reports of the other auditors with respect to 1996 and 1995, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/ KPMG Peat Marwick LLP
                                        -------------------------------------
                                        KPMG PEAT MARWICK LLP

     Atlanta, Georgia
     February 14, 1998


     Schedules not listed above have been omitted because they are not applicable or the information required to be set forth herein is included in the Financial Statements or notes thereto.

          (ii) The following Reports of Independent Public Accountants with respect to the Company's statements of operations, shareholders' equity and cash flows for the year ended December 31, 1996 and 1995 is filed as a part of this Report on Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of Harbinger Corporation.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Premenos Technology Corp.:


We have audited the consolidated balance sheet of Premenos Technology Corp. and subsidiaries (the Company) as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period then ended. We have also audited the Company's financial statement schedule of Valuation and Qualifying Accounts included in the Company's 1996 Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premenos Technology Corp. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                   /s/ Coopers & Lybrand L.L.P.
                                   ----------------------------------------
                                   COOPERS & LYBRAND L.L.P.


San Francisco, California
January 31, 1997, except for Paragraph 3 of Note 16
  as to which the date is March 16, 1997

                          Independent Auditors' Report



         To the Board of Directors and Shareholders
         SupplyTech, Inc. and SupplyTech International, LLC:


                  We have audited the combined statements of operations, shareholders' equity (deficit) and cash flows of SupplyTech, Inc. and SupplyTech International, LLC for the year ended December 31, 1995. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SupplyTech, Inc. and SupplyTech International, LLC for the year ended December 31, 1995 in conformity with generally accepted accounting principles



                                   /s/ Ciulla, Smith & Dale, LLP
                                   -----------------------------------------
                                   CIULLA, SMITH & DALE, LLP


         Southfield, Michigan
         February 19, 1997

      (b) Reports on Form 8-K. The Company filed the following report on Form 8-K during the quarter ended December 31, 1997.

            (i)   Report on Form 8-K/A filed October 29, 1997 with respect to
      Item 7, Financial Statements for Acquion, Inc. as follows: Independent Auditors' Report, Balance Sheet as of October 31, 1996, Statement of Operations for the Year Ended October 31, 1996, Statement of Shareholder's Deficit for the Year Ended October 31, 1996, Statement of Cash Flows for the Year Ended October 31, 1996, and Notes to Financial Statements for the Year Ended October 31, 1996, Unaudited Balance Sheet as of August 22, 1997, Unaudited Statements of Operations for the Periods Ended August 22, 1996 and 1997, and Unaudited Statements of Cash Flow for the Periods Ended August 22, 1996 and 1997.

            (ii) Report on Form 8-K filed October 29, 1997 with respect to Item 2, acquisition of API Systems, Ltd. and Item 5, execution of a Merger Agreement, dated as of October 23, 1997 among Premenos Technology Corp., Olympic Subsidiary Corporation and the Company filed on October 29, 1997, and Item 7(c), certain exhibits relating to the same.

            (iii) Report on Form 8-K filed on December 8, 1997 with respect to the acquisition of Premenos Technology Corp. and exchange of Premenos stock options for Company stock options pursuant to Item 5 of the Form and
      Item 7(c) of the Form.

            (iv) Report on Form 8-K with respect to completion of the acquisition of Premenos Technology Corp. dated December 31, 1997 and filed January 2, 1998, reporting completion of the acquisition under Item 2, filing of the following financial statements under Item 7(a): Consolidated Balance Sheets as of December 31, 1996 and 1995, Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994, Consolidated Statements of Stockholders Equity for the Years Ended December 31, 1996, 1995 and 1994, Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994, and Notes to Consolidated Financial Statements, Condensed Consolidated Balance Sheet as of September 30, 1997, Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 1997, Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1997, and Notes to Condensed Consolidated Financial Statements; and other exhibits.

      (c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------


   2.1 Merger Agreement, dated as of October 23, 1997, by and between the Company, Olympic Subsidiary Corporation and Premenos Technology Corp. (incorporated by reference to
          Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 23, 1997).

   2.2 Stock Purchase Agreement among the Company, Fluor Corporation and FD Engineers and Constructors, Inc., dated as of August 22, 1997 (incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated August 22, 1997).

   2.3 Merger Agreement dated January 3, 1997 among Supply Tech, Inc., Harbinger Acquisition Corporation II and the Company (incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated January 16, 1997).

   3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

   3.2    Amended and Restated Bylaws of the Company
          (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1996).

   4.1 Provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of the Common Stock (incorporated by reference to Exhibits 3.1 through 3.4 to Harbinger's Registration Statement on Form S-1 (File No. 33-93804) declared effective on August 22, 1995).

   4.2 Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File 33-93804)).

   4.3    Form of Registration Rights Agreement effective March
          29, 1996 between each of the Harbinger N.V.
          Shareholders and the Company (incorporated by reference to Exhibit 2(a) filed with Harbinger's Current Report on Form 8-K dated May 3, 1996).

   4.4    Form of Warrant issued to former Harbinger N.V.
          Shareholders on July 18, 1996 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

   4.5 Form of Warrant issued to former INOVIS Shareholders on April 19, 1996 (incorporated by reference to Exhibit
          2(a) filed with the Company's Current Report on Form
          8-K dated July 1, 1996).

   4.6 Registration Rights Agreement between the Company, Allan Gray, Philip Bird, Tom Reynolds, C.G. Summers, and Lancashire Enterprises Venture Fund, dated as of October 23, 1997 (incorporated by reference to Exhibit
          4.1 of Harbinger's Current Report on Form 8-K dated October 23, 1997 and filed with the Commission on October 29, 1997).

   10.1 Promissory Note for $10,000,000 payable by the Company to NationsBank of Georgia, N.A. dated April 16, 1997 (incorporated by reference to Exhibit 10.1 filed to the Company's Registration Statement on Form S-3 (File No. 333-30501) declared effective on July 3, 1997).

   10.2 Loan Agreement between the Company and NationsBank of Georgia, N.A. dated as of August 15, 1994, with First Amendment dated as of May 2, 1995 (incorporated by reference to Exhibit 10.13 filed to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

   10.3 Second Amendment to Loan Agreement between the Company and NationsBank, National Association (South) dated April 16, 1997 (incorporated by reference to Exhibit
          10.3 filed to the Company's Registration Statement on Form S-3 (File No. 333-30501) declared effective on July 3, 1997).

   10.4   Employment Agreement between the Company and Mr. James
          M. Travers effective as of February 1, 1995 with Letter from the Company to Mr Travers dated December 27, 1994 (incorporated by reference to Exhibit 10.14 filed to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

   10.5   Employment Agreement between the Company and Mr. James
          C. Davis effective as of July 1, 1997 (incorporated by reference to Exhibit 10.5 to the Company's Registration
          Statement on Form S-3 (File No. 33-31191).

   10.6   Employment Agreement between the Company and Mr. C.
          Tycho Howle effective as of July 1, 1997 (incorporated by reference to Exhibit 10.13 to the Company's
          Registration Statement on Form S-3 (File No. 33-31191).

   10.7   Employment Agreement between the Company and Mr. Joel
          G. Katz effective as of March 7, 1994 (incorporated by reference to Exhibit 10.26 filed to the Company's Registration Statement on Form S-1 (File No. 33-93804) declared effective August 22, 1995).

   10.8   Employment Agreement between the Company and Mr. David
          T. Leach effective as of July 1, 1997 (incorporated by reference to Exhibit 10.15 to the Company's
          Registration Statement on Form S-3 (File No. 33-31191).

   10.9   Employment Agreement between the Company and Mr. David
          Meeker effective as of December 21, 1994 (incorporated by reference to Exhibit 10.21 to the Company's
          Registration Statement on Form S-1 (File No. 33-93804).

   10.10 Employment Agreement between the Company and Mr. Willem van Nieuwenhuyzen effective August 1, 1997
          (incorporated by reference to Exhibit 99A filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

   10.11 Amended and Restated 1993 Stock Option Plan for Nonemployee Directors effective as of August 11, 1993 (incorporated by reference to Exhibit 10.33 filed to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22,1995).

   10.12 First Amendment to Harbinger Corporation Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1995).

   10.13 Third Amendment to Amended and Restated 1993 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1996).

   10.14 Lease between the Company and 1277 Lenox Park Boulevard, LLC for office located at 1277 Lenox Park Boulevard, Atlanta, Georgia dated October 10, 1997 (incorporated by reference to Exhibit 99c filed to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

   10.15 Amended and Restated 1989 Stock Option Plan effective as of April 15, 1992 (incorporated by reference to Exhibit 10.39 filed to the Company's Registration
          Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

   10.16 Form of Indemnification Agreement between the Company and Directors (incorporated by reference to Exhibit
          10.43 filed to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

   10.17  Harbinger Corporation 1996 Stock Option Plan
          (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended
          December 31. 1995).

   10.18  First Amendment to Harbinger Corporation 1996 Stock
          Option Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

   10.19  Second Amendment to the 1996 Harbinger Corporation
          Stock Option Plan (incorporated by reference to the Company's Form S-8 Registration Statement (File
          333-30219) filed June 27, 1997).

   10.20  Third Amendment to the 1996 Harbinger Corporation Stock
          Option Plan (incorporated by reference to the Company's
          Form S-8 Registration Statement (File 333-42959) filed
          December 22, 1997).

   10.21  Amended and Restated Harbinger Corporation Employee
          Stock Purchase Plan (incorporated by reference to
          Exhibit 10.28 to the Company's Annual Report on Form
          10-K for the year ended December 31, 1995).

   10.22  First Amendment to Harbinger Corporation Employee Stock
          Purchase Plan (incorporated by reference to Exhibit
          10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

   10.23  Alliance Agreement dated July 21, 1995 between Systems
          Software Associates, Inc. and the Company (incorporated by reference to Exhibit 10.47 to the Company's
          Registration Statement on Form S-1 (File 33-93804)).

   13.1 The following financial information included within the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997:

          (i)       Selected Financial Data;

          (ii)      Quarterly Results of Operations;

          (iii) Management's Discussion and Analysis of Financial Condition and Results of Operations;

          (iv) Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors' Report.

   21.1   List of Subsidiaries of Company.

   23.1   Consent of KPMG Peat Marwick LLP.

   23.2   Consent of Coopers & Lybrand L.L.P.

   23.3   Consent of Ciulla, Smith & Dale, LLP.

   27.1 Financial Data Schedule for the period ended December 31, 1997 (for SEC use only).

   27.2 Financial Data Schedule for the period ended December 31, 1996 (for SEC use only).

   27.3 Financial Data Schedule for the period ended December 31, 1995 (for SEC use only).

   99.1   Safe Harbor Compliance Statement.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1998.


                                        HARBINGER CORPORATION



                                        By: /s/ David T. Leach
                                            ----------------------------------
                                            David T. Leach
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


      SIGNATURE                     TITLE                            DATE


/s/ C. Tycho Howle          Chairman of the Board of             March 26, 1998
------------------------    Directors
C. Tycho Howle


/s/ David T. Leach          Chief Executive Officer;             March 26, 1998
------------------------    Director (Principal Executive
David T. Leach              Officer)


/s/ James C. Davis          President; Chief Operating           March 26, 1998
------------------------    Officer; Director
James C. Davis


/s/ Joel G. Katz            Chief Financial Officer;             March 26, 1998
------------------------    Secretary; (Principal Financial
Joel G. Katz                Officer; Principal Accounting
                            Officer)


/s/ William D. Savoy        Director                             March 26, 1998
------------------------
William D. Savoy


/s/ William B. King         Director                             March 26, 1998
------------------------
William B. King


/s/ Stuart L. Bell          Director                             March 26, 1998
------------------------
Stuart L. Bell


/s/ Benn R. Konsynski       Director                             March 26, 1998
------------------------
Benn R. Konsynski


/s/ Ad Nederlof             Director                             March 26, 1998
------------------------
Ad Nederlof


/s/ Klaus Neugebauer        Director                             March 26, 1998
------------------------
Klaus Neugebauer


/s/ David Hildes            Director                             March 26, 1998
------------------------
David Hildes


/s/ John D. Lowenberg       Director                             March 26, 1998
------------------------
John D. Lowenberg

      EXHIBIT
      NUMBER                       DESCRIPTION                         PAGE #
      -------   -------------------------------------------------      ------

        2.1 Merger Agreement, dated as of October 23, 1997, by and between the Company, Olympic Subsidiary Corporation and Premenos Technology Corp. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 23, 1997).

        2.2 Stock Purchase Agreement among the Company, Fluor Corporation and FD Engineers and Constructors, Inc., dated as of August 22, 1997 (incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated August 22, 1997).

        2.3 Merger Agreement dated January 3, 1997 among Supply Tech, Inc., Harbinger Acquisition Corporation II and the Company (incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated January 16,
                1997).

        3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit
                3.1 to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

        3.2     Amended and Restated Bylaws of the Company
                (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

        4.1 Provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of the Common Stock (incorporated by reference to Exhibits 3.1 through 3.4 to Harbinger's Registration Statement on Form S-1 (File No. 33-93804) declared effective on August 22, 1995).

        4.2 Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company's
                Registration Statement on Form S-1 (File
                33-93804)).

        4.3 Form of Registration Rights Agreement effective March 29, 1996 between each of the Harbinger N.V. Shareholders and the Company (incorporated by reference to Exhibit 2(a) filed with Harbinger's Current Report on Form 8-K dated May 3, 1996).

        4.4 Form of Warrant issued to former Harbinger N.V. Shareholders on July 18, 1996 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

        4.5     Form of Warrant issued to former INOVIS
                Shareholders on April 19, 1996 (incorporated by reference to Exhibit 2(a) filed with the Company's Current Report on Form 8-K dated July
                1, 1996).

        4.6 Registration Rights Agreement between the Company, Allan Gray, Philip Bird, Tom Reynolds, C.G. Summers, and Lancashire Enterprises Venture Fund, dated as of October 23, 1997 (incorporated by reference to Exhibit 4.1 of Harbinger's Current Report on Form 8-K dated October 23, 1997 and filed with the Commission on October 29,
                1997).

        10.1 Promissory Note for $10,000,000 payable by the Company to NationsBank of Georgia, N.A. dated April 16, 1997 (incorporated by reference to
                Exhibit 10.1 filed to the Company's Registration Statement on Form S-3 (File No. 333-30501) declared effective on July 3, 1997).

        10.2 Loan Agreement between the Company and NationsBank of Georgia, N.A. dated as of August 15, 1994, with First Amendment dated as of May 2, 1995 (incorporated by reference to Exhibit 10.13 filed to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

        10.3 Second Amendment to Loan Agreement between the Company and NationsBank, National Association (South) dated April 16, 1997 (incorporated by reference to Exhibit 10.3 filed to the Company's Registration Statement on Form S-3 (File No. 333-30501) declared effective on July 3, 1997).

        10.4 Employment Agreement between the Company and Mr. James M. Travers effective as of February 1, 1995 with Letter from the Company to Mr Travers dated December 27, 1994 (incorporated by reference to
                Exhibit 10.14 filed to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

        10.5 Employment Agreement between the Company and Mr. James C. Davis effective as of July 1, 1997 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-3 (File No. 33-31191).

        10.6    Employment Agreement between the Company and Mr.
                C. Tycho Howle effective as of July 1, 1997
                (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-3 (File No. 33-31191).

        10.7 Employment Agreement between the Company and Mr. Joel G. Katz effective as of March 7, 1994 (incorporated by reference to Exhibit 10.26 filed to the Company's Registration Statement on Form S-1 (File No. 33-93804) declared effective August 22, 1995).

        10.8 Employment Agreement between the Company and Mr. David T. Leach effective as of July 1, 1997 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-3 (File No. 33-31191).

        10.9 Employment Agreement between the Company and Mr. David Meeker effective as of December 21, 1994 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 33-93804).

        10.10 Employment Agreement between the Company and Mr. Willem van Nieuwenhuyzen effective August 1, 1997 (incorporated by reference to Exhibit 99A filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

        10.11 Amended and Restated 1993 Stock Option Plan for Nonemployee Directors effective as of August 11, 1993 (incorporated by reference to Exhibit 10.33 filed to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22,1995).

        10.12 First Amendment to Harbinger Corporation Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

        10.13 Third Amendment to Amended and Restated 1993 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

        10.14 Lease between the Company and 1277 Lenox Park Boulevard, LLC for office located at 1277 Lenox Park Boulevard, Atlanta, Georgia dated October 10, 1997 (incorporated by reference to Exhibit 99c filed to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                1997).

        10.15 Amended and Restated 1989 Stock Option Plan effective as of April 15, 1992 (incorporated by reference to Exhibit 10.39 filed to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

        10.16   Form of Indemnification Agreement between the
                Company and Directors (incorporated by reference to Exhibit 10.43 filed to the Company's
                Registration Statement on Form S-1 (File
                33-93804) declared effective on August 22, 1995).

        10.17   Harbinger Corporation 1996 Stock Option Plan
                (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31. 1995).

        10.18 First Amendment to Harbinger Corporation 1996 Stock Option Plan (incorporated by reference to
                Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

        10.19   Second Amendment to the 1996 Harbinger
                Corporation Stock Option Plan (incorporated by reference to the Company's Form S-8 Registration
                Statement (File 333-30219) filed June 27, 1997).

        10.20   Third Amendment to the 1996 Harbinger Corporation
                Stock Option Plan (incorporated by reference to the Company's Form S-8 Registration Statement
                (File 333-42959) filed December 22, 1997).

        10.21 Amended and Restated Harbinger Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

        10.22 First Amendment to Harbinger Corporation Employee Stock Purchase Plan (incorporated by reference to
                Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

        10.23 Alliance Agreement dated July 21, 1995 between Systems Software Associates, Inc. and the Company (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement on Form S-1 (File 33-93804)).

        13.1 The following financial information included within the Company's Annual Report to Shareholders for the fiscal year ended December
                31, 1997:

                (i)     Selected Financial Data;

                (ii)    Quarterly Results of Operations;

                (iii)   Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations; and

                (iv) Consolidated Financial Statements, Notes to Consolidated Financial Statements and
                        Independent Auditors' Report.

        21.1    List of Subsidiaries of Company.

        23.1    Consent of KPMG Peat Marwick LLP.

        23.2    Consent of Coopers & Lybrand L.L.P.

        23.3    Consent of Ciulla, Smith & Dale, LLP.

        27.1 Financial Data Schedule for the period ended December 31, 1997 (for SEC use only).

        27.2 Financial Data Schedule for the period ended December 31, 1996 (for SEC use only).

        27.3 Financial Data Schedule for the period ended December 31, 1995 (for SEC use only).

        99.1    Safe Harbor Compliance Statement.