Form 10-Q
period 1998-03-31
HARBINGER CORP
filed 1998-05-15
CIK 947116

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
(State or other Jurisdiction of incorporation or        (I.R.S. Employer
                  organization)                        Identification No.)

            1277 LENOX PARK BOULEVARD                          30319
                ATLANTA, GEORGIA                             (Zip Code)
    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 467-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's class of capital stock outstanding as of May 5, 1998, the latest practicable date, is as follows: 41,834,805 shares of Common Stock, $.0001 par value (reflects three-for-two stock split in the form of a stock dividend payable on May 15, 1998).


--------------------------------------------------------------------------------

                              HARBINGER CORPORATION
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                  Number
                                                                                               -------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets - (Unaudited) March 31, 1998
                   and December  31, 1997.................................................          3

              Consolidated Statements of Operations (Unaudited) - Three
                  Months Ended March 31, 1998 and 1997....................................          4

              Consolidated Statements of Comprehensive Loss (Unaudited) -
                     Three Months Ended March 31, 1998 and 1997...........................          5

              Consolidated Statements of Cash Flows (Unaudited) -
                     Three Months Ended March 31, 1998 and 1997...........................          6

              Notes to Consolidated Financial Statements (Unaudited)......................          7


Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................................          9


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..............................         14

Item 6.  Exhibits and Reports on Form 8-K.................................................         15


PART III.  SIGNATURES.....................................................................         16

ITEM 1.  FINANCIAL STATEMENTS

                              HARBINGER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                March 31,         December 31,
                                                                             ----------------   -----------------
                                                                                  1998                1997
                                                                             ----------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents .........................................        $  75,254,000         $  69,811,000
   Short-term investments ............................................           31,050,000            32,333,000
   Accounts receivable, less allowances for returns and
     doubtful accounts of $2,773,000 at March 31, 1998
     and $2,790,000 at December 31, 1997 .............................           30,215,000            35,017,000
   Royalties receivable ..............................................            7,015,000             5,364,000
   Deferred income taxes .............................................            1,889,000             1,892,000
   Other current assets ..............................................            4,439,000             3,431,000
                                                                              -------------         -------------
       Total current assets ..........................................          149,862,000           147,848,000
                                                                              -------------         -------------
Property and equipment, less accumulated depreciation
   and amortization ..................................................           18,780,000            18,167,000
Intangible assets, less accumulated amortization .....................           16,543,000            16,464,000
Deferred income taxes ................................................              909,000               909,000
Other assets .........................................................              327,000               171,000
                                                                              =============         =============
                                                                              $ 186,421,000         $ 183,559,000
                                                                              =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable ..................................................        $   4,864,000         $   8,734,000
   Accrued expenses ..................................................           25,515,000            25,835,000
   Deferred revenues .................................................           20,237,000            18,349,000
   Current portion of long-term debt .................................              454,000               623,000
                                                                              -------------         -------------
       Total current liabilities .....................................           51,070,000            53,541,000
                                                                              -------------         -------------

Commitments and contingencies

Redeemable preferred stock:
   Zero Coupon, $1.00 redemption value; 4,000,000
     shares issued and outstanding
     at March 31, 1998 and
     December 31, 1997 ...............................................                   --                    --

Shareholders' equity:
   Common stock, $0.0001 par value; 100,000,000 shares
     authorized, 41,701,491 shares and 40,827,856 shares issued
     and outstanding at March 31, 1998 and December 31, 1997 .........                4,000                 4,000
   Additional paid-in capital ........................................          196,587,000           189,841,000
   Accumulated deficit ...............................................          (60,153,000)          (58,945,000)
   Accumulated other comprehensive loss ..............................           (1,087,000)             (882,000)
                                                                              -------------         -------------
       Total shareholders' equity ....................................          135,351,000           130,018,000
                                                                              =============         =============
                                                                              $ 186,421,000         $ 183,559,000
                                                                              =============         =============


          See accompanying notes to consolidated financial statements.

                              HARBINGER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                              ---------------------------------
                                                                                  1998                1997
                                                                             -------------        -------------
Revenues:
   Services ..........................................................        $ 20,674,000         $ 14,750,000
   Software ..........................................................          10,426,000            9,570,000
                                                                              ------------         ------------
     Total revenues ..................................................          31,100,000           24,320,000
                                                                              ------------         ------------

Direct costs:
   Services ..........................................................           7,659,000            4,836,000
   Software ..........................................................             980,000            1,846,000
                                                                              ------------         ------------
     Total direct costs ..............................................           8,639,000            6,682,000
                                                                              ------------         ------------

         Gross margin ................................................          22,461,000           17,638,000
                                                                              ------------         ------------

Operating costs:
   Selling and marketing .............................................           6,724,000            5,818,000
   General and administrative ........................................           5,487,000            4,810,000
   Depreciation and amortization .....................................           2,019,000            1,591,000
   Product development ...............................................           2,705,000            4,094,000
   Charge for purchased in-process product development,
     write-off of software development costs, restructuring,
     acquisition related and other one-time charges ..................           8,039,000           16,236,000
                                                                              ------------         ------------
       Total operating costs .........................................          24,974,000           32,549,000
                                                                              ------------         ------------
         Operating loss ..............................................          (2,513,000)         (14,911,000)

Interest income, net .................................................          (1,311,000)            (731,000)
Equity in losses of joint ventures ...................................                  --              141,000
Minority interest ....................................................                  --               (5,000)
                                                                              ------------         ------------
         Loss from continuing operations before income taxes .........          (1,202,000)         (14,316,000)
Income tax expense (benefit) .........................................             136,000             (335,000)
                                                                              ------------         ------------
         Loss from continuing operations .............................          (1,338,000)         (13,981,000)
Income from discontinued operations ..................................                  --               47,000
                                                                              ------------         ------------
         Loss before extraordinary item ..............................          (1,338,000)         (13,934,000)
Extraordinary loss on debt extinguishment ............................                  --           (2,419,000)
                                                                              ============         ============
         Net loss applicable to common shareholders ..................        $ (1,338,000)        $(16,353,000)
                                                                              ============         ============


Basic and diluted net loss per share:
   Loss from continuing operations ...................................        $      (0.03)        $      (0.39)
   Income from discontinued operations ...............................                  --                   --
   Extraordinary loss on debt extinguishment .........................                  --                (0.06)
                                                                              ------------         ------------
   Net loss per common share .........................................        $      (0.03)        $      (0.45)
                                                                              ============         ============
Weighted average number of common shares outstanding .................          41,046,000           36,250,000
                                                                              ============         ============


          See accompanying notes to consolidated financial statements.

                              HARBINGER CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                                                                     Three Months Ended
                                                                                          March 31,
                                                                              ---------------------------------
                                                                                  1998                1997
                                                                              ------------         ------------

Net loss applicable to common shareholders ...........................        $ (1,338,000)        $(16,353,000)
Other comprehensive loss, net of tax:
  Foreign currency translation adjustments ...........................            (205,000)            (106,000)
                                                                              ------------         ------------

    Comprehensive loss ...............................................        $ (1,543,000)        $(16,459,000)
                                                                              ============         ============


















          See accompanying notes to consolidated financial statements.

                              HARBINGER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                               ---------------------------------
                                                                                  1998                1997
                                                                               ------------         ------------

Cash flows provided by operating activities ...........................        $  1,205,000         $    379,000

Cash flows from investing activities:
   Short-term investments .............................................           1,066,000           29,688,000
   Purchases of property and equipment ................................          (2,545,000)          (2,085,000)
   Additions to software development costs ............................            (924,000)          (1,164,000)
   Investment in acquisitions .........................................                  --           (1,907,000)
                                                                               ------------         ------------
         Net cash provided by (used in) investing activities ..........          (2,403,000)          24,532,000
                                                                               ------------         ------------

Cash flows from financing activities:
   Exercise of stock options and warrants and issuance of
     stock under employee stock purchase plan .........................           6,746,000              765,000
   Principal payments under notes payable, long-term debt
     and capital lease obligations ....................................            (169,000)            (163,000)
   Repayments under credit agreement ..................................                  --             (725,000)
   Purchase of subordinated debenture .................................                  --           (1,500,000)
                                                                               ------------         ------------
       Net cash provided by (used in) financing activities ............           6,577,000           (1,623,000)
                                                                               ------------         ------------
Net increase in cash and cash equivalents .............................           5,379,000           23,288,000
Cash and cash equivalents at beginning of period ......................          69,811,000           35,697,000
Effect of exchange rates on cash held in foreign currencies ...........              12,000              (44,000)
Cash received from acquisitions .......................................              52,000            3,322,000
                                                                               ============         ============
Cash and cash equivalents at end of period ............................        $ 75,254,000         $ 62,263,000
                                                                               ============         ============

Supplemental disclosures:
   Cash paid for interest .............................................        $     25,000         $     25,000
                                                                               ============         ============
   Cash paid for income taxes .........................................        $    347,000         $         --
                                                                               ============         ============

Supplemental disclosures of noncash investing and financing activities:
   Purchase of subordinated debenture in exchange
     for common stock .................................................        $         --         $  4,200,000
                                                                               ============         ============
   Acquisition of minority interest in exchange
     for issuance of options ..........................................        $         --         $  2,216,000
                                                                               ============         ============


          See accompanying notes to consolidated financial statements.

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Harbinger Corporation's ("Harbinger" or the "Company") Form 10-K for the year ended December 31, 1997 and the Company's current report on Form 8-K dated February 24, 1998.

         All share, per share and shareholders' equity amounts in the unaudited consolidated financial statements have been retroactively restated to reflect a three-for-two stock split payable on May 15, 1998 (see Note 6).

         REVENUE RECOGNITION

         On January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition, issued by the Accounting Standards Executive Committee in October 1997, effective for financial statements for fiscal years beginning after December 15, 1997. The implementation of this statement did not have a material impact on the Company's unaudited consolidated financial statements for the period ended March 31, 1998.

         COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board ("FASB") in June 1997, effective for fiscal years beginning after December 15, 1997. Comprehensive income includes all changes in equity during a period except those resulting in investments by owners and distributions to owners.

         OTHER

         The Company continues to evaluate the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, issued by the FASB in June 1997, effective for fiscal years beginning after December 15, 1997. The provisions of this standard do not apply to interim periods in the year of adoption.


2.       ACQUISITION

         Effective March 31, 1998, the Company acquired EDI Works! LLC ("EDI Works!"), a Texas limited liability company for 194,497 shares of the Company's common stock in a transaction accounted for using the pooling-of-interests method of accounting. The EDI Works! business combination is not material, and therefore has been accounted for as an immaterial pooling with EDI Works! retained earnings of $130,000 at December 31, 1997 being credited directly to the Company's accumulated deficit effective January 1, 1998. The results of operations of EDI Works! are included in the Company's consolidated statement of operations for the three months ended March 31, 1998.

         In connection with the EDI Works! acquisition, the Company incurred a charge of $323,000 for acquisition related expenses, asset write downs and integration costs in the consolidated statement of operations for the period ended March 31, 1998.

3. CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT, WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS, RESTRUCTURING, ACQUISITION RELATED AND OTHER ONE-TIME CHARGES

         In connection with the acquisitions made in 1998 and 1997, the Company incurred charges for purchased in-process product development, write-off of software development costs, restructuring, acquisition related and other one-time charges. A summary of the components is as follows:

                                                                       Three Months Ended March 31,
                                                                      ------------------------------
                                                                          1998               1997
                                                                      -----------        -----------

               In-process product development ................        $        --        $ 2,715,000
               Integration costs and non recurring
                  one-time charges ...........................          6,380,000          5,993,000
               Transaction charges ...........................            388,000          4,904,000
               Intangible asset write downs ..................                 --          2,322,000
               Asset write downs .............................            151,000            302,000
               Restructuring charges .........................          1,120,000                 --
                                                                      -----------        -----------
                                                                      $ 8,039,000        $16,236,000
                                                                      ===========        ===========

         Approximately $2 million of the costs and expenses incurred in the three months ended March 31, 1998 in connection with an acquisition in December 1997 included certain internal expense allocations which may recur in other expense categories in the future, potentially resulting in an increase in such expense categories as a percentage of total revenues.


4.       SHAREHOLDERS' EQUITY

         On March 31, 1998, the Company issued 194,497 shares of the Company's common stock as consideration related to the Company's acquisition of EDI Works!. (See Note 2.)


5.       COMMITMENTS

         During the first quarter ended March 31, 1998, the Company entered into agreements with certain vendors to supply services to the Company related to the integration of its recent acquisitions. The total obligation for such agreements is approximately $7.9 million.


6.       SUBSEQUENT EVENT

         On April 24, 1998, the Board of Directors declared a three-for-two stock split in the form of a stock dividend on the Company's common stock payable on May 15, 1998, to shareholders of record on May 1, 1998. All share, per share and shareholders' equity amounts included in the Company's consolidated financial statements have been retroactively restated to reflect the split for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and the Company's Form 10-K for the year ended December 31, 1997 and the Company's current report on Form 8-K dated February 24, 1998.

OVERVIEW

         Harbinger Corporation (the "Company") generates revenues from various sources, including revenues for services and license fees for software. Revenues for services principally includes subscription fees for transactions on the Company's Value Added Network ("VAN"), software maintenance and implementation charges and charges for consulting and training services. Subscription fees are based on a combination of monthly access charges and transaction-based usage charges. Software maintenance and implementation revenues represent recurring charges to customers and are deferred and recognized ratably over the service period. Revenues for consulting and training services are based on actual services rendered and are recognized as services are performed. License fees for software are recognized upon shipment, net of estimated returns. Software revenues include royalty revenues under distribution agreements with third party distributors which are recognized based upon sales to end users by that distributor.

         During 1997, the Company incurred $51.7 million in purchased in-process product development, write-off of software development costs, restructuring, acquisition related and other one-time charges associated with its acquisition of five companies. These costs related to the business combinations include activities such as cross training, planning, product integration and marketing ("Integration Activities"). Due to Integration Activities in the quarter ended March 31, 1998, certain internal expense allocations ("Integration Activity Costs") included in the acquisition related charges may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of total revenues. In connection with the two acquisitions in the fourth quarter of 1997 and one acquisition in the first quarter of 1998, the Company incurred additional merger related charges totaling $8 million in the first quarter of 1998 and expects to incur additional merger related charges totaling $7.9 million in subsequent quarters.

1998 ACQUISITION

         Effective March 31, 1998, the Company acquired EDI Works! LLC ("EDI Works!"), a Texas limited liability company for 194,497 shares of the Company's common stock in a transaction accounted for using the pooling-of-interests method of accounting. The results of operations of EDI Works! are included in the Company's consolidated statement of operations for the three months ended March 31, 1998.

         In connection with the EDI Works! acquisition, the Company incurred a charge of $323,000 for acquisition related expenses, asset write downs and integration costs in the consolidated statement of operations for the three months ended March 31, 1998.

RESULTS OF OPERATIONS

   REVENUES

         Total revenues increased 28% from $24.3 million in the three months ended March 31, 1997 to $31.1 million in the same period in 1998. Revenues for services increased 40% from $14.8 million in the three months ended March 31, 1997 to $20.7 million in the same period in 1998, reflecting an increase in the number of subscribers utilizing the Company's VAN, increases in the average volume of transmissions by subscribers and increases in professional services revenues. In addition, a portion of revenues for services in the three months ended March 31, 1998 were from three acquisitions in the last three quarters. Of these three acquisitions, two were treated as immaterial poolings for accounting purposes and one was a purchase in the third quarter of 1997, therefore, there is no comparable service revenues reflected in the first quarter of 1997. Revenues from software maintenance and implementation also increased, reflecting primarily an increase in the number of customers.

         Revenues from software license fees increased 9% from $9.6 million in the three months ended March 31, 1997 to $10.4 million in the same period in 1998. This increase primarily reflects increases in licensed enterprise software and software revenues generated from the Company's acquisitions in the last three quarters.

   DIRECT COSTS

         Direct costs for services increased from $4.8 million in the three months ended March 31, 1997 to $7.7 million in the three months ended March 31, 1998. As a percentage of services revenues, these costs were 32.8% for the three months ended March 31, 1997 and 37% for the three months ended March 31, 1998. The increase in direct costs as a percentage of services revenues from the first quarter of 1997 compared to the first quarter of 1998 primarily reflects the effects of a higher mix of lower margin professional services revenues. Additionally, the European subsidiaries continue to experience higher cost percentages than the domestic operations.

         Direct software costs decreased from $1.8 million for the three months ended March 31, 1997 to $980,000 for the three months ended March 31, 1998. Direct software costs, as a percentage of software revenues, were 19.3% for the three months ended March 31, 1997 and 9.4% for the three months ended March 31, 1998. The decrease in direct software costs as a percentage of software revenues from the first quarter of 1997 compared to the first quarter of 1998 primarily reflects the effects of a decrease in software amortization in 1998 as a result of write-offs of capitalized software development in connection with certain business combinations in 1997, an overall increase in royalty revenues received by the Company from distributors and a decrease in royalty fees paid by the Company for the use of third parties' products embedded in the Company's products.

   SELLING AND MARKETING

         Selling and marketing expenses increased 16% from $5.8 million, or 23.9% of revenues in the three months ended March 31, 1997, to $6.7 million, or 21.6% of revenues in the three months ended March 31, 1998. This decrease in selling and marketing expenses as a percentage of revenues is primarily due to the effect of increased software and services revenues, efficiencies associated with other costs to support increased sales activity and the effect of merger and integration activity costs.

   GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 14% from $4.8 million in the three months ended March 31, 1997 to $5.5 million in the three months ended March 31, 1998. As a percentage of revenues, these expenses decreased from 19.8% of revenues in the three months ended March 31, 1997 to 17.6% of revenues in the three months ended March 31, 1998. The decrease as a percentage of revenues reflects efficiencies associated with expanding the Company's operations, the effect of increases in software and services revenues and the effect of merger and integration activity costs.

   DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased 27% from $1.6 million in the three months ended March 31, 1997 to $2 million in the three months ended March 31, 1998. As a percentage of revenues, these expenses were 6.5% for both the first quarter of 1997 and the first quarter of 1998.

   PRODUCT DEVELOPMENT

         Total expenditures for product development, including capitalized software development costs, decreased from $5.3 million for the three months ended March 31, 1997 to $3.6 million for the three months ended March 31, 1998. This decrease is due to increased synergies realized from combined development operations and Integration Activities. The Company capitalized software development costs of $1.2 million and $924,000 for the three months ended March 31, 1997 and 1998, respectively, which represented 22% and 25.4% of total expenditures for product development in these respective periods. The increase in the amounts capitalized, as a percentage of total expenditures for product development, from the three months ended March 31, 1997 to the three months ended March 31, 1998 reflects the Company incurring greater product development costs in 1998 on products that had reached technological feasibility. As a percentage of revenues, total product development expenditures decreased from 21.6% for the three months ended March 31, 1997 to 11.7% for the three months ended March 31, 1998. The decrease in product development expenditures as a percentage of revenues between the three months ended March 31, 1997 and the three months ended March 31, 1998 is attributable to increased revenues and development synergies realized from the Company's 1997 acquisitions. Amortization of capitalized software development costs included in direct costs of software totaled $885,000 and $439,000 for the three months ended March 31, 1997 and 1998, respectively.

   CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT, WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS, RESTRUCTURING, ACQUISITION RELATED AND OTHER ONE-TIME CHARGES

         The Company incurred expenses of $8 million for the three months ended March 31, 1998 related to charges for purchased in-process product development, write-off of software development costs, restructuring, acquisition related and other one-time charges as a result of the acquisitions of: 1) Premenos Technology Corp. ("Premenos") on December 19, 1997 ($7.1 million), 2) Atlas Products International, Limited ("Atlas") on October 23, 1997 ($573,000), and 3) EDI Works! on March 31, 1998 ($323,000). (See Note 3 to unaudited notes to consolidated financial statements.) The Company expects to incur additional merger related charges totaling $7.9 million in subsequent quarters.

         For the three months ended March 31, 1997, the Company incurred expenses of $16.2 million, consisting of one-time charges of $4.3 million as a result of the acquisition of Harbinger NET Services, LLC ("HNS") on January 1, 1997 and $11.9 million as a result of the acquisition of Supply Tech, Inc., a Michigan corporation, and its affiliate, Supply Tech International, LLC, a Michigan limited liability company (collectively "STI") on January 3, 1997. Of the total, $7.5 million was acquisition related expenses and asset write downs for STI. Integration costs of $1.6 million related to HNS and $4.4 million related to STI were expensed. Purchased in-process product development costs of $2.7 million associated with HNS were expensed since the Company determined that the acquired technologies had not reached technological feasibility.

INTEREST INCOME, NET

         Interest income, net, increased 79% from $731,000 for the three months ended March 31, 1997 to $1.3 million for the three months ended March 31, 1998 as a result of an increase in combined cash and cash equivalents and short-term investments from $62.3 million at March 31, 1997 to $106.3 million at March 31, 1998.

INCOME TAXES

         The Company recorded income tax expense of $136,000 for the three months ended March 31, 1998 as compared to income tax benefit of $335,000 for the three months ended March 31, 1997, primarily as a result of the impact of acquisitions in each period.

NET LOSS AND EARNINGS PER SHARE

         The Company realized a net loss of $1.3 million, or ($0.03) per share, for the three months ended March 31, 1998 as compared to a net loss of $16.4 million, or ($0.45) per share, for the three months ended March 31, 1997. The net loss in the period ended March 31, 1998 reflects the effect of the charge for purchased in-process product development, write-off of software development costs, restructuring, acquisition related charges and other one-time charges of $8 million. Excluding these acquisition related charges, net of the effect of taxes, the Company's net income for the three months ended March 31, 1998 would have been approximately $4.3 million, or $0.10 per share. The net loss in the period ended March 31, 1997 reflects the effect of the charge for purchased in-process product development, write-off of software development costs, restructuring, acquisition related charges and other one-time charges of $16.2 million and the extraordinary loss on early debt extinguishment of $2.4 million. Excluding the one-time charges and extraordinary loss on debt extinguishment, net of the effect of taxes, the Company would have reported net income of $1.2 million or $0.03 per share.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased $4.5 million from $94.3 million as of December 31, 1997 to $98.8 million as of March 31, 1998. In the three months ended March 31, 1998, cash provided by operating activities was $1.2 million compared to cash provided by operations of $379,000 for the three months ended March 31, 1997. The Company used net cash in investing activities of $2.4 million for the three months ended March 31, 1998 as compared to cash provided of $24.5 million for the three months ended March 31, 1997. The cash provided by investing activities for the period ended March 31, 1997 was primarily from the sales of short-term investments. Cash used in investing activities for the period ended March 31, 1998 included cash used for purchases of property and equipment and additions to software development. Cash provided by financing activities of $6.6 million for the period ended March 31, 1998 was primarily from the exercise of stock options and warrants and issuance of stock under the employee stock purchase plan. The Company used net cash in financing activities of $1.6 million for the period ended March 31, 1997 primarily for the purchase of subordinated debt associated with an acquisition.

         Management expects that the Company will continue to be able to fund its operations, investment needs and capital expenditures through cash flows generated from operations, cash on hand, borrowings under the Company's credit facilities and additional equity and debt capital. Management believes that outside sources for debt and additional equity capital, if needed, will be available to finance expansion projects and any potential future acquisitions. The form of any financing will vary depending upon prevailing market and other conditions and may include short or long term borrowings from financial institutions, or the issuance of additional equity or debt securities. However, there can be no assurances that funds will be available on terms acceptable to the Company. The Company does not believe that inflation has had a material impact on its business. However, there can be no assurance that Harbinger's business will not be affected by inflation in the future.

YEAR 2000 COMPLIANCE

         The Company is addressing the Year 2000 Compliance issues on the software that it licenses and on the software that it uses internally. Based on its current analysis, the Company believes that Year 2000 compliance will not have a material effect on its business, operations or financial condition, as remediation costs either have been incurred or those costs estimated to be incurred are not material.

FORWARD LOOKING STATEMENTS

         Other than historical information contained herein, certain statements included in this report may constitute "forward looking" statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 related to the Company that involve risks and uncertainties including, but not limited to, quarterly fluctuations in results, the management of growth, market acceptance of certain products, impact of Year 2000 compliance and other risks. For further information about these and other factors that could affect the Company's future results, please see the Company's most recent Form 10-K filed with the Securities and Exchange Commission. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward looking statements. The Company undertakes no obligation to update or revise forward looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

         During the three-month period ended March 31, 1998 the Company adopted Statement of Position 97-2, Software Revenue Recognition, issued by the Accounting Standards Executive Committee, and Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board. The Company continues to evaluate the requirements of Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, which does not apply to interim periods in the year of adoption.

PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of Shareholders (the "Annual Meeting") of Harbinger Corporation (the "Company") was held on April 24, 1998. There were present at said meeting in person or by proxy, shareholders of the Corporation who were the holders of 31,506,892 shares or 76.3% of the Common Stock entitled to vote. On April 24, 1998, the Board of Directors declared a three-for-two stock split on the Company's common stock payable on May 15, 1998 to shareholders of record on May 1, 1998. All share amounts reported in this
     Part II have been retroactively restated to reflect the split.

b) The following directors were elected to hold office for a term as designated below or until their successors are elected and qualified, with the vote for each director being reflected below:

                                           VOTES FOR         VOTES WITHHELD
                                           ---------         --------------
     Elected to hold office until the
     2001 Annual Meeting:

                  David T. Leach           31,269,321        237,571
                  Ad Nederlof              31,322,683        184,209
                  David Hildes             31,260,921        245,971

     Elected to hold office until the
     2000 Annual Meeting:

                  Klaus Neugebauer         31,322,683        184,209

     Elected to hold office until the
     1999 Annual Meeting:

                  John D. Lowenberg, Sr.   31,268,872        238,020

     The affirmative vote of the holders of a plurality of the outstanding shares of Common Stock represented at the Annual Meeting was required to elect each director.

     The Directors of the Company continuing in office until the 1999 Annual Meeting are as follows: C. Tycho Howle, William D. Savoy and Benn R. Konsynski. The directors of the Company continuing in office until the 2000 Annual Meeting are as follows: James C. Davis, Stuart L. Bell and William
     B. King.

c) The proposal to amend the Company's 1996 Stock Option Plan was approved with 22,596,406 affirmative votes, 8,868,045 negative votes cast and 42,441 abstentions. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to approve the amendment.

d) The proposal to amend the Amended and Restated Harbinger Corporation Employee Stock Purchase Plan was approved with 31,209,142 affirmative votes, 269,025 negative votes cast and 28,725 abstentions. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to approve the amendment.

e) The proposal to amend the Company's Amended and Restated 1993 Stock Option Plan for Nonemployee Directors was approved with 24,703,659 affirmative votes, 6,761,580 negative votes cast and 41,653 abstentions. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to approve the amendment.

f) The appointment of KPMG Peat Marwick LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 1998, was ratified with the votes as follows:
     31,504,098 affirmative votes, 0 negative votes cast and 2,794 abstentions. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to ratify the appointment of KPMG Peat Marwick LLP.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 4.1 Registration Rights Agreement by and among Harbinger Corporation, Carol G. Croom, Charles E. Webber, Nine-Min Cheng, Judy A. Bailey, and Krish R. Sampat, dated March 31, 1998

                  Exhibit 27.1      Financial Data Schedule (for SEC use only).

                  Exhibit 27.2 Restated Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K

                  Form 8-K dated February 24, 1998 reporting under Item 5 the financial information of revenues and net losses for Harbinger Corporation for the month ended January 31, 1998 for the purpose of ending the "risk-sharing" period with respect to the merger with Premenos Technology Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HARBINGER CORPORATION





Date:             5/13/98                            /s/ David T. Leach
      -----------------------------         ---------------------------
                                            David T. Leach
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date:             5/13/98                            /s/ Joel G. Katz
      -----------------------------         -------------------------
                                            Joel G. Katz
                                            Chief Financial Officer
                                            (Principal Financial Officer;
                                            Principal Accounting Officer)