Form 10-Q
period 1998-06-30
HARBINGER CORP
filed 1998-08-14
CIK 947116

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the issuer's class of capital stock outstanding as of August 4, 1998, the latest practicable date, is as follows: 42,153,610 shares of Common Stock, $.0001 par value.



--------------------------------------------------------------------------------


                                   FORM 10-Q
                                  PAGE 1 OF 17

                              HARBINGER CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets - (unaudited) June 30, 1998
               and December 31, 1997......................................................           3

           Consolidated Statements of Operations (unaudited) - Three
               Months and Six Months Ended June 30, 1998 and 1997.........................           4

           Consolidated Statements of Comprehensive Income (Loss) (unaudited) -
               Three Months and Six Months Ended June 30, 1998 and 1997...................           5

           Condensed Consolidated Statements of Cash Flows (unaudited) -
               Six Months Ended June 30, 1998 and 1997....................................           6

           Notes to Consolidated Financial Statements (unaudited).........................           7


Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................................          10


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..............................          16

Item 6.  Exhibits and Reports on Form 8-K.................................................          16


SIGNATURES................................................................................          17


                                   FORM 10-Q
                                  PAGE 2 OF 17

ITEM 1.  FINANCIAL STATEMENTS

                              HARBINGER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   June 30,   December 31,
                                                                     1998         1997
                                                                  ---------   ------------
ASSETS
Current assets:
   Cash and cash equivalents ..................................   $  67,477    $  69,811
   Short-term investments .....................................      37,647       32,333
   Accounts receivable, less allowances for returns and
     doubtful accounts of $2,587 at June 30, 1998 and
     $2,790 at December 31, 1997 ..............................      29,073       35,017
   Royalties receivable .......................................       7,130        5,364
   Deferred income taxes ......................................       1,892        1,892
   Other current assets .......................................       5,201        3,431
                                                                  ---------    ---------
       Total current assets ...................................     148,420      147,848
                                                                  ---------    ---------
Property and equipment, less accumulated depreciation
   and amortization ...........................................      21,080       18,167
Intangible assets, less accumulated amortization ..............      17,008       16,464
Deferred income taxes .........................................         909          909
Other non-current assets ......................................         232          171
                                                                  =========    =========
                                                                  $ 187,649    $ 183,559
                                                                  =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................   $   4,662    $   8,734
   Accrued expenses ...........................................      24,001       25,835
   Deferred revenues ..........................................      19,130       18,349
   Current portion of long-term debt ..........................         205          623
                                                                  ---------    ---------
       Total current liabilities ..............................      47,998       53,541
                                                                  ---------    ---------

Commitments and contingencies

Redeemable preferred stock:
   Zero Coupon, $1.00 redemption value; 4,000,000
     shares issued and outstanding at June 30, 1998 and
     December 31, 1997 ........................................          --           --

Shareholders' equity:
   Common stock, $0.0001 par value; 100,000,000 shares
     authorized, 41,979,331 shares and 40,827,856 shares issued
     and outstanding at June 30, 1998 and December 31, 1997 ...           4            4
   Additional paid-in capital .................................     199,214      189,841
   Accumulated deficit ........................................     (58,194)     (58,945)
   Accumulated other comprehensive loss .......................      (1,373)        (882)
                                                                  ---------    ---------
       Total shareholders' equity .............................     139,651      130,018
                                                                  ---------    ---------
                                                                  $ 187,649    $ 183,559
                                                                  =========    =========


           See accompanying notes to consolidated financial statements


                                   FORM 10-Q
                                  PAGE 3 OF 17

                              HARBINGER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                                   -----------------------------      ---------------------------
                                                                       1998             1997             1998             1997
                                                                     --------         --------         --------         --------
Revenues:
    Services ................................................        $ 22,619         $ 15,095         $ 43,293         $ 29,845
    Software ................................................          11,650           13,322           22,076           22,892
                                                                     --------         --------         --------         --------
      Total revenues ........................................          34,269           28,417           65,369           52,737
                                                                     --------         --------         --------         --------

Direct costs:
    Services ................................................           9,028            5,206           16,688           10,042
    Software ................................................           1,000            2,159            1,979            4,005
                                                                     --------         --------         --------         --------
      Total direct costs ....................................          10,028            7,365           18,667           14,047
                                                                     --------         --------         --------         --------

         Gross margin .......................................          24,241           21,052           46,702           38,690
                                                                     --------         --------         --------         --------

Operating costs:
    Selling and marketing ...................................           7,769            6,657           14,495           12,475
    General and administrative ..............................           6,033            5,267           11,519           10,077
    Depreciation and amortization ...........................           2,098            1,622            4,117            3,213
    Product development .....................................           2,628            3,739            5,333            7,833
    Charge for purchased in-process product development,
      write-off of software development costs, restructuring,
      acquisition related and other one-time charges ........           5,010               --           13,049           16,236
                                                                     --------         --------         --------         --------
         Total operating costs ..............................          23,538           17,285           48,513           49,834
                                                                     --------         --------         --------         --------
         Operating income (loss) ............................             703            3,767           (1,811)         (11,144)

Interest income, net ........................................          (1,265)            (695)          (2,578)          (1,425)
Equity in losses of joint ventures ..........................              --               35               --              176
Minority interest (income) loss .............................              --                3               --               (2)
                                                                     --------         --------         --------         --------
    Income (loss) from continuing operations before
      income taxes ..........................................           1,968            4,424              767           (9,893)
Income tax expense ..........................................               9            1,688              145            1,353
                                                                     --------         --------         --------         --------
    Income (loss) from continuing operations ................           1,959            2,736              622          (11,246)
Loss (income) from discontinued operations ..................              --               12               --              (35)
                                                                     --------         --------         --------         --------
    Income (loss) before extraordinary item .................           1,959            2,724              622          (11,211)
Extraordinary loss on debt extinguishment ...................              --               --               --            2,419
                                                                     --------         --------         --------         --------
    Net income (loss) applicable to common shareholders .....        $  1,959         $  2,724         $    622         $(13,630)
                                                                     ========         ========         ========         ========

Basic earnings per common share:
    Income (loss) from continuing operations ................        $   0.05         $   0.07         $   0.01         $  (0.31)
    Loss (income) from discontinued operations ..............              --               --               --               --
    Extraordinary loss on debt extinguishment ...............              --               --               --            (0.06)
                                                                     --------         --------         --------         --------
      Net income (loss) per common share ....................        $   0.05         $   0.07         $   0.01         $  (0.37)
                                                                     ========         ========         ========         ========

Weighted average number of common shares outstanding ........          41,853           36,847           41,451           36,639
                                                                     ========         ========         ========         ========

Earnings per common share assuming dilution:
    Income (loss) from continuing operations ................        $   0.04         $   0.07         $   0.01         $  (0.31)
    Loss (income) from discontinued operations ..............              --               --               --               --
    Extraordinary loss on debt extinguishment ...............              --               --               --            (0.06)
                                                                     --------         --------         --------         --------
      Net income (loss) per common share ....................        $   0.04         $   0.07         $   0.01         $  (0.37)
                                                                     ========         ========         ========         ========

Weighted average number of common shares outstanding assuming
    dilution ................................................          44,480           38,987           44,103           36,639
                                                                     ========         ========         ========         ========

           See accompanying notes to consolidated financial statements


                                   FORM 10-Q
                                  PAGE 4 OF 17

                              HARBINGER CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                           -------------------------         -------------------------
                                                             1998             1997             1998             1997
                                                           --------         --------         --------         --------
Net income (loss) applicable to common shareholders        $  1,959         $  2,724         $    622         $(13,630)
Other comprehensive loss, net of tax:
    Foreign currency translation adjustments ......            (286)             (93)            (491)            (198)
                                                           --------         --------         --------         --------

      Comprehensive income (loss) .................        $  1,673         $  2,631         $    131         $(13,828)
                                                           ========         ========         ========         ========


           See accompanying notes to consolidated financial statements


                                   FORM 10-Q
                                  PAGE 5 OF 17

                              HARBINGER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                               --------------------
                                                                                 1998        1997
                                                                               --------    --------
Cash flows provided by operating activities ................................   $  2,665    $  1,721
                                                                               --------    --------

Cash flows from investing activities:
    Short-term investments .................................................     (5,220)      4,793
    Purchases of property and equipment ....................................     (6,725)     (4,692)
    Additions to software development costs ................................     (2,042)     (2,485)
    Investment in acquisitions .............................................         --      (1,932)
                                                                               --------    --------
      Net cash used in investing activities ................................    (13,987)     (4,316)
                                                                               --------    --------

Cash flows from financing activities:
    Exercise of stock options and warrants and issuance of stock under
      employee stock purchase plan .........................................      9,373       2,626
    Principal payments under notes payable, long-term debt and capital lease
      obligations ..........................................................       (418)       (461)
    Repayments under credit agreement ......................................         --      (1,778)
    Purchase of subordinated debenture .....................................         --      (1,500)
                                                                               --------    --------
      Net cash provided by (used in) financing activities ..................      8,955      (1,113)
                                                                               --------    --------
Net decrease in cash and cash equivalents ..................................     (2,367)     (3,708)
Cash and cash equivalents at beginning of period ...........................     69,811      35,697
Effect of exchange rates on cash held in foreign currencies ................        (19)        (55)
Cash received from acquisitions ............................................         52       3,322
                                                                               --------    --------
Cash and cash equivalents at end of period .................................   $ 67,477    $ 35,256
                                                                               ========    ========

Supplemental disclosures:
    Cash paid for interest .................................................   $     50    $     45
                                                                               ========    ========
    Cash paid for income taxes .............................................   $    463    $     --
                                                                               ========    ========

Supplemental disclosures of noncash investing and financing activities:
    Purchase of subordinated debenture in exchange
      for common stock .....................................................   $     --    $  4,200
                                                                               ========    ========
    Acquisition of minority interest in exchange for
      issuance of options ..................................................   $     --    $  2,216
                                                                               ========    ========
    Acquisition of businesses in exchange for assumption of
      liabilities and issuance of common stock .............................   $     --    $    454
                                                                               ========    ========


           See accompanying notes to consolidated financial statements


                                   FORM 10-Q
                                  PAGE 6 OF 17

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Harbinger Corporation's ("Harbinger" or the "Company") Form 10-K for the year ended December 31, 1997 and the Company's current reports on Form 8-K dated February 24, 1998 and May 26, 1998.

         All share, per share and shareholders' equity amounts in the unaudited consolidated financial statements have been retroactively restated to reflect a three-for-two stock split in the form of a stock dividend paid on May 15, 1998 (see Note 4).

         REVENUE RECOGNITION

         On January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition, issued by the Accounting Standards Executive Committee in October 1997, effective for financial statements for fiscal years beginning after December 15, 1997. The implementation of this statement did not have a material impact on the Company's unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 1998.

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

         OTHER

         The Company continues to evaluate the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, issued by the FASB in June 1997, effective for fiscal years beginning after December 15, 1997. The provisions of this standard do not apply to interim periods in the year of adoption. The Accounting Standards Executive Committee has issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, effective for fiscal years beginning after December 15, 1998. The Company currently anticipates early adoption of this standard, possibly beginning in the third quarter of 1998.



                                   FORM 10-Q
                                  PAGE 7 OF 17

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)
2.       ACQUISITION

         Effective March 31, 1998, the Company acquired EDI Works! LLC ("EDI Works!"), a Texas limited liability company, for 194,497 shares of the Company's common stock in a transaction accounted for using the pooling-of-interests method of accounting with a per-share value of $23.14. The EDI Works! business combination is not material, and therefore has been accounted for as an immaterial pooling with EDI Works! retained earnings of $130,000 at December 31, 1997 being credited directly to the Company's accumulated deficit effective January 1, 1998. The results of operations of EDI Works! are included in the Company's consolidated statement of operations for the six months ended June 30, 1998.

         In connection with the EDI Works! acquisition, the Company incurred a charge of $758,000 for acquisition-related expenses, asset write downs and integration costs in the consolidated statement of operations for the six months ended June 30, 1998.


3. CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT, WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS, RESTRUCTURING, ACQUISITION RELATED AND OTHER ONE-TIME CHARGES

         In connection with the acquisitions made in 1998 and 1997, the Company incurred charges for purchased in-process product development, write-off of software development costs, restructuring, acquisition related and other one-time charges ("acquisition and integration related charges"). A summary of the components is as follows (in thousands):

                                               Three Months Ended    Six Months Ended
                                                    June 30,            June 30,
                                               ------------------   -----------------
                                                 1998      1997       1998      1997
                                               -------   --------   -------   -------
         In-process product development ....   $    --   $     --   $    --   $ 2,715
         Integration costs and non recurring
            one-time charges ...............     4,645         --    11,025     5,993
         Transaction charges ...............       250         --       638     4,904
         Intangible asset write downs ......        --         --        --     2,322
         Asset write downs .................       115         --       266       302
         Restructuring charges .............        --         --     1,120        --
                                               -------   --------   -------   -------
                                               $ 5,010   $     --   $13,049   $16,236
                                               =======   ========   =======   =======

         Approximately $1.7 million of the costs and expenses incurred in the three months ended June 30, 1998 and $3.7 million for the six months ended June 30, 1998 in connection with recent acquisitions included certain internal expense allocations which may recur in other expense categories in the future, potentially resulting in an increase in such expense categories as a percentage of total revenues.


4.       SHAREHOLDERS' EQUITY

         On March 31, 1998, the Company issued 194,497 shares of the Company's common stock as consideration related to the Company's acquisition of EDI Works! (See Note 2).

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


                                   FORM 10-Q
                                  PAGE 8 OF 17

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

5.       COMMITMENTS

         During the first quarter ended March 31, 1998, the Company entered into agreements with certain vendors to supply services to the Company related to the integration of its recent acquisitions. The remaining commitment for such agreements at June 30, 1998 is approximately $2.9 million.

6.        SUBSEQUENT EVENT

         Effective July 9, 1998, the Company acquired substantially all of the assets of the Materials Management Division of MACTEC, Inc., located in Tulsa, Oklahoma., for approximately $3.5 million in cash, subject to certain post-closing adjustments. The Company will record the acquisition using the purchase method of accounting, with approximately $3.5 million expected to be recorded to goodwill and amortized ratably over 10 years.


                                   FORM 10-Q
                                  PAGE 9 OF 17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and the Company's Form 10-K for the year ended December 31, 1997 and the Company's current reports on Form 8-K dated February 24, 1998 and May 26, 1998.

OVERVIEW

         Harbinger Corporation (the "Company") generates revenues from various sources, including revenues for services and license fees for software. Revenues for services principally include subscription fees for transactions on the Company's Value Added Network ("VAN"), software maintenance and implementation charges and charges for consulting and training services. Subscription fees are based on a combination of monthly access charges and transaction-based usage charges and are recognized based on actual charges incurred each month. Software maintenance and implementation revenues represent recurring charges to customers and are deferred and recognized ratably over the service period. Revenues for consulting and training services are based on actual services rendered and are recognized as services are performed. License fees for software are generally recognized upon shipment, net of estimated returns. Software revenues include royalty revenues under distribution agreements with third parties which are recognized either on shipment of software to a distributor or upon sales to end users by a distributor depending on the terms of the distribution agreement. In 1998 the Company adopted Statement of Position 97-2, Software Revenue Recognition, issued by the Accounting Standards Executive Committee. The implementation of this statement did not have a material impact on the Company's consolidated financial statements for the period ended June 30, 1998.

         During the first half of 1998, the Company continued to work through integration issues associated with its three acquisitions made between October 1997 and March 1998. In the three months ended June 30, 1998 the Company incurred $5.0 million in acquisition and integration related and other one-time charges associated with these recent acquisitions. These costs related to business combinations include activities such as cross training, planning, product integration and marketing ("Integration Activities"). Due to Integration Activities in the six months ended June 30, 1998, certain internal expense allocations ("Integration Activity Costs") included in the acquisition and integration related charges may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of total revenues. The total acquisition and integration related charges for the six months ended June 30, 1998 and 1997 was $13.0 million and $16.2 million, respectively. The Company expects to incur additional merger related charges from the completed acquisitions totaling $2.9 million in subsequent quarters of 1998.


1998 ACQUISITION

         Effective March 31, 1998, the Company acquired EDI Works! LLC ("EDI Works!"), a Texas limited liability company, for 194,497 shares of the Company's common stock in a transaction accounted for using the pooling-of-interests method of accounting. The EDI Works! business combination is not material, and therefore has been accounted for as an immaterial pooling. The results of operations of EDI Works! are included in the Company's consolidated statement of operations for the six months ended June 30, 1998.

         In connection with the EDI Works! acquisition, the Company incurred a charge of $323,000 for acquisition related expenses, asset write downs and integration costs in the consolidated statement of operations for the three months ended March 31, 1998 and $435,000 for the three months ended June 30, 1998.


                                    FORM 10-Q
                                  PAGE 10 OF 17

RESULTS OF OPERATIONS

   REVENUES

         Total revenues increased 24% from $52.7 million in the six months ended June 30, 1997 to $65.4 million in the same period in 1998. Revenues for services increased 45% from $29.8 million in the six months ended June 30, 1997 to $43.3 million in the same period in 1998. This increase is attributable to growth in VAN fees, increased professional services, increased maintenance and installation revenues as well as three acquisitions made in the last 12 months, of which two were treated as immaterial poolings for accounting purposes and one was a purchase. Revenue from software sales decreased 4% from $22.9 million in the six months ended June 30, 1997 to $22.1 million in the same period in 1998. The overall decrease in software sales for the six months ended June 30, 1998 compared to the same period in 1997 was heavily impacted by a decline in software sales in the second quarter 1998. Several factors contributed to the decline, including the Company's inability to ship $1.1 million in software orders placed in the second quarter. The decline for the six months of 1998 was partially offset by a first quarter 1998 increase in software sales of 9% compared to the first quarter of 1997.

         Total revenues increased 21% from $28.4 million in the three months ended June 30, 1997 to $34.3 million in the same period in 1998. Revenues for services increased 50% from $15.1 million in the three months ended June 30, 1997 to $22.6 million in the same period in 1998. This increase is attributable to growth in VAN fees, increased professional services, increased maintenance and installation revenues as well as three acquisitions made in the last 12 months, of which two were treated as immaterial poolings for accounting purposes and one was a purchase. Revenues from software license fees decreased 13% from $13.3 million in the three months ended June 30, 1997 to $11.6 million in the same period in 1998 primarily as a result of missed shipments, as discussed above, plus a modest decline in sales of the Company's PC product lines.

   DIRECT COSTS

         Direct costs for services increased from $10 million, or 33.6% of services revenues, in the six months ended June 30, 1997, to $16.7 million, or 38.5% of services revenues, in the six months ended June 30, 1998. The increase in direct costs for services as a percentage of services revenues reflects a modest decrease in professional service margins as a result of nonbillable work performed by the professional services staff for both internal and external projects and the use of higher cost outside contractors. The Company expects the use of outside contractors to decrease by the end of 1998. This increase in direct costs was partially offset by the impact of Integration Activity Costs. Direct costs for software decreased from $4.0 million, or 17.5% of software revenues, in the six months ended June 30, 1997, to $2.0 million, or 8.9% of software revenues, in the six months ended June 30, 1998. The decrease in direct software costs as a percentage of software revenues from the first six months of 1997 compared to the comparable period of 1998 primarily reflects the effects of a decrease in software amortization in 1998 as a result of write-offs of capitalized software development in connection with certain business combinations in 1997 and a decrease in royalty fees paid by the Company for the use of third parties' products embedded in the Company's products.

         Direct costs for services increased from $5.2 million, or 34.5% of services revenue, in the three months ended June 30, 1997, to $9.0 million, or 39.9% of services revenue, in the three months ended June 30, 1998. The increase in direct costs for services as a percentage of services revenues reflects a modest decrease in professional service margins as a result of nonbillable work performed by the professional services staff for both internal and external projects and the use of higher cost outside contractors. This increase in direct costs was partially offset by the impact of Integration Activity Costs. Direct costs for software decreased from $2.2 million, or 16.2% of software revenues, in the three months ended June 30, 1997, to $1.0 million, or 8.6% of software revenues, in the three months ended June 30, 1998, primarily as a result of a decrease in software amortization in 1998 as a result of write-offs of capitalized software development in connection with certain business combinations in 1997 and a decrease in royalty fees paid by the Company for the use of third parties' products embedded in the Company's products.


                                    FORM 10-Q
                                  PAGE 11 OF 17

   SELLING AND MARKETING

         Selling and marketing expenses increased 16% from $12.5 million, or 23.7% of revenues, in the six months ended June 30, 1997 to $14.5 million, or 22.2% of revenues, in the six months ended June 30, 1998. For the second quarters, selling and marketing expenses increased 17% from $6.7 million, or 23.4% of revenues, in the three months ended June 30, 1997 to $7.8 million, or 22.7% of revenues, in the three months ended June 30, 1998. For both the six-month and three-month period comparisons, the increase in expenses is primarily due to increased sales and marketing personnel. The decrease in selling and marketing expenses as a percentage of revenues is primarily due to the effect of increased revenues, efficiencies gained through recent mergers and the effect of Integration Activity Costs.



   GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 14% from $10.1 million in the six months ended June 30, 1997 to $11.5 million in the six months ended June 30, 1998. As a percentage of revenues, these expenses decreased from 19.1% of revenues in the six months ended June 30, 1997 to 17.6% of revenues in the six months ended June 30, 1998. For the second quarters, general and administrative expenses increased 15% from $5.3 million in the three months ended June 30, 1997 to $6.0 million in the three months ended June 30, 1998. As a percentage of revenues, these expenses decreased from 18.5% of revenues in the three months ended June 30, 1997 to 17.6% of revenues in the three months ended June 30, 1998. For both the six-month and three-month period comparisons, the decrease in general and administrative expenses as a percentage of revenues reflects efficiencies gained in consolidation of merged companies over the past year and the effect of Integration Activity Costs.


   DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased 28% from $3.2 million in the six months ended June 30, 1997 to $4.1 million in the six months ended June 30, 1998. As a percentage of revenues, these expenses increased from 6.1% of revenues in the six months ended June 30, 1997 to 6.3% of revenues in the six months ended June 30, 1998. For the second quarters, depreciation and amortization increased 29% from $1.6 million in the three months ended June 30, 1997 to $2.1 million in the three months ended June 30, 1998. As a percentage of revenues, these expenses were 5.7% and 6.1% for the three months ended June 30, 1997 and June 30, 1998, respectively. The increase in depreciation and amortization for the six-month and three-month periods of 1998 compared to 1997, respectively, is a result of additions to property, plant and equipment, primarily in computer hardware and software.


   PRODUCT DEVELOPMENT

         Total expenditures for product development, including capitalized software development costs, decreased from $10.3 million in the six months ended June 30, 1997 to $7.3 million in the same period in 1998. The Company capitalized product development costs of $2.5 million and $2.0 million in the six months ended June 30, 1997 and 1998, respectively, which represented 24.1% and 27.7% of total expenditures for product development in these respective periods. As a percentage of total revenues, product development expenses decreased from $7.8 million, or 14.8% of revenues, in the six months ended June 30, 1997, to $5.3 million, or 8.2% of revenues, in the six months ended June 30, 1998, reflecting efficiencies from rationalizing product lines for the merged companies and the effect of Integration Activity Costs. Amortization of capitalized software development costs is charged to direct costs of software revenues and totaled $1.8 million and $575,000, in the six months ended June 30, 1997 and 1998, respectively.


                                    FORM 10-Q
                                  PAGE 12 OF 17

         Total expenditures for product development, including capitalized software development costs, decreased from $5.0 million in the three months ended June 30, 1997 to $3.7 million in the same period in 1998. The Company capitalized software development costs of $1.3 million and $1.1 million in the three months ended June 30, 1997 and 1998, respectively, which represented 26.1% and 29.9% of total expenditures for product development in these respective periods. As a percentage of total revenues, product development expenses were $3.7 million, or 13.2% of revenues, in the three months ended June 30, 1997, and $2.6 million, or 7.7% of revenues in the three months ended June 30, 1998, reflecting efficiencies from rationalizing product lines for the merged companies and the effect of Integration Activity Costs. Amortization of capitalized software development costs is charged to direct cost of software revenues and totaled $899,000 and $307,000 in the three months ended June 30, 1997 and 1998, respectively.

CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT, WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS, RESTRUCTURING, ACQUISITION RELATED AND OTHER ONE-TIME CHARGES

         Charges for purchased in-process product development, write-off of software development costs, restructuring, acquisition related and other one-time charges ("acquisition and integration related charges") decreased 20% from $16.2 million for the six months ended June 30, 1997 to $13.0 million for the comparable period in 1998. The charges in 1998 were incurred as a result of continued efforts to integrate recent acquisitions: 1) $11 million attributable to Premenos Technology Corp. ("Premenos") acquired on December 19, 1997, 2) $1.2 million to Atlas Products International, Limited ("Atlas") acquired on October 23, 1997, and 3) $758,000 to EDI Works!. The Company expects to incur additional acquisition and integration related charges of $2.9 million in subsequent periods in 1998. For the six months ended June 30, 1997 the acquisition and integration related charges of $16.2 million were attributable to: 1) $11.9 million for Supply Tech, Inc., and 2) $4.3 million to Harbinger NET Services. (See Note 3 to the unaudited consolidated financial statements.)

         There were no acquisition and integration related charges in the quarter ended June 30, 1997 compared to $5 million in the quarter ended June 30, 1998. The three-month 1998 charges were attributable to: 1) $ 3.9 million to Premenos, 2) $677,000 to Atlas, and 3) $435,000 to EDI Works!

INTEREST INCOME, NET

         Interest income, net, increased 81% from $1.4 million for the six months ended June 30, 1997 to $2.6 million for the six months ended June 30, 1998. On a quarter-to-quarter comparison, interest income, net, increased 82% from $695,000 in the second quarter of 1997 to $1.3 million in the second quarter of 1998. The increase in all periods is due to an increase in combined cash and cash equivalents and short-term investments from $60.0 million at June 30, 1997 to $105.1 million at June 30, 1998, primarily as a result of a secondary stock offering in July 1997, exercises of stock options and warrants and issuance of stock under the employee stock purchase plan in the last 12 months.

INCOME TAXES

         Income tax expense decreased 89% from $1.4 million for the six months ended June 30, 1997 to $145,000 for the six months ended June 30, 1998. For the quarters ended June 30, 1997 and 1998 income tax expense decreased from $1.7 million to $9,000, respectively. All decreases in income tax expense are attributable to the nondeductibility of certain expenses for tax purposes incurred in 1997, particularly acquisition and integration related charges.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

         Net income (loss) applicable to common shareholders increased from a loss of $13.6 million, or $0.37 per share, for the six months ended June 30, 1997 to net income of $622,000, or $0.01 per share, for the six months ended June 30, 1998. Net income, adjusted to exclude acquisition and integration related charges, and an extraordinary loss on debt extinguishment in 1997, net of the effect of income taxes, would have been $4.0 million,


                                    FORM 10-Q
                                  PAGE 13 OF 17
or $0.10 per share, for the six months ended June 30, 1997, compared to $8.6 million, or $0.19 per share, for the six months ended June 30, 1998, representing a 115% increase from 1997 to 1998.

         Net income applicable to common shareholders decreased from $2.7 million, or $0.07 per share, for the quarter ended June 30, 1997 to $1.9 million, or $0.04 per share, for the quarter ended June 30, 1998. Net income, adjusted to exclude acquisition and integration related charges, net of the effect of income taxes, would have been $2.7 million, or $0.07 per share, for the quarter ended June 30, 1997, compared to $4.3 million, or $0.10 per share, for the quarter ended June 30, 1998, representing a 57% increase from 1997 to 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased $6.1 million from $94.3 million as of December 31, 1997 to $100.4 million as of June 30, 1998. Net cash provided by operating activities increased 55% from $1.7 million for the six months ended June 30, 1997 to $2.7 million for the comparable period in 1998, primarily as a result of increased interest earnings in 1998 compared to 1997.

         Net cash used in investing activities increased $9.7 million from $4.3 million for the six months ended June 30, 1997 to $14 million for the six months ended June 30, 1998 as the Company expanded its investment in property, plant and equipment and continued to reinvest excess cash in short-term investments.

         Net cash provided by financing activities increased $10.1 million from net cash used of $1.1 million for the six months ended June 30, 1997 to net cash provided of $9.0 million for the six months ended June 30, 1998 as the Company has substantially eliminated borrowings and reliance on lines of credit in 1998 compared to 1997. Additionally, in 1998, the Company continued to experience a significant influx of cash from exercises of stock options and warrants and issuance of stock under its employee stock purchase plan.

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

YEAR 2000 COMPLIANCE

         The latest versions of the Company's products are designed to be Year 2000 compliant. The Company is in the process of determining the extent to which its earlier software products as implemented in the Company's installed customer base are Year 2000 compliant, as well as the impact of any non-compliance on the Company and its customers. The Company currently anticipates that any problems resulting from non-compliant products will be addressed through a combination of product modifications as part of planned product enhancements and migration of customers to functionally similar products which are Year 2000 compliant. Additional efforts are being made to modify or replace other non-compliant software, systems and equipment used by the Company internally, including third party software, before the year 1999. In addition, the Company is in the process of evaluating its Year 2000 readiness with respect to both information technology ("IT") and non-IT systems on which the Company's operations rely. Further, the Company is aware of the risk that third parties, including vendors and customers of the Company, will not adequately address the Year 2000 problem and the resultant potential adverse impact on the Company. The Company projects that the majority of the remaining compliance effort will be absorbed with the product enhancements planned for 1998, and thus management believes that the Year 2000 problem will not have a material adverse impact on the Company's business, operating results and financial condition, although there can be no assurance to that effect. Regardess of whether the Company's products are Year 2000 compliant, there can be no assurance that customers will not assert Year 2000 related claims against the Company.


                                    FORM 10-Q
                                  PAGE 14 OF 17

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In 1998 the Company adopted Statement of Position 97-2, Software Revenue Recognition, issued by the Accounting Standards Executive Committee, and Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board. The Company continues to evaluate the requirements of Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for the year ending December 31, 1998 but does not apply to interim periods in the year of adoption.

         The Company currently anticipates early adoption of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the Accounting Standards Executive Committee effective for fiscal years beginning after December 15, 1998. The potential impact of adopting this standard is presently not known.


                                    FORM 10-Q
                                  PAGE 15 OF 17

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of Harbinger Corporation was held on April 24, 1998. The results of such meeting were included in Item 4 of Company's Form 10-Q for the quarterly period ended March 31, 1998 and are hereby incorporated by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 10.1 Form of Amendment to Employment Agreement of James Travers and Joel Katz

                  Exhibit 10.2 Form of Indemnification Agreement for certain Directors and Officers of the Company

                  Exhibit 10.3 Form of Indemnification Agreement for certain Directors of the Company

                  Exhibit 11.1      Computation of Earnings Per Share

                  Exhibit 27.1      Financial Data Schedule

                  Exhibit 27.2      Restated Financial Data Schedule

                  Exhibit 99.1 Third Amendment to the Harbinger Corporation 1996 Stock Option Plan

                  Exhibit 99.2 Second Amendment to the Amended and Restated Harbinger Corporation Employee Stock Purchase Plan

                  Exhibit 99.3 Fourth Amendment to the Harbinger Corporation Amended and Restated 1993 Stock Option Plan for NonEmployee Directors

         (b)      Reports on Form 8-K

                  Form 8-K dated May 26, 1998 reporting under Item 5 the financial information of revenues and net losses for Harbinger Corporation for the one month ended April 30, 1998 for the purpose of ending the "risk-sharing" period with respect to the merger with EDI Works! L.L.C.


                                    FORM 10-Q
                                  PAGE 16 OF 17

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   HARBINGER CORPORATION


Date:          August 14, 1998                     /s/ David T. Leach
      -------------------------------------        ---------------------------
                                                   David T. Leach
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Date:          August 14, 1998                     /s/ Joel G. Katz
      -------------------------------------        ---------------------------
                                                   Joel G. Katz
                                                   Chief Financial Officer
                                                   (Principal Financial Officer;
                                                   Principal Accounting Officer)


                                    FORM 10-Q
                                  PAGE 17 OF 17