Form 10-Q
period 1998-09-30
HARBINGER CORP
filed 1998-11-16
CIK 947116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the issuer's class of capital stock outstanding as of November 4, 1998, the latest practicable date, is as follows: 41,299,357 shares of Common Stock, $.0001 par value.

                              HARBINGER CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets - (unaudited) September 30, 1998 and December  31, 1997....................................................

           Consolidated Statements of Operations (unaudited) - Three
               Months and Nine Months Ended September 30, 1998 and 1997...................

           Consolidated Statements of Comprehensive Loss (unaudited) -
               Three Months and Nine Months Ended September 30, 1998 and 1997.............

           Condensed Consolidated Statements of Cash Flows (unaudited) -
               Nine Months Ended September 30, 1998 and 1997..............................

           Notes to Consolidated Financial Statements (unaudited).........................


Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................................


PART II. OTHER INFORMATION

Item 6.  Exhibits.........................................................................


SIGNATURES................................................................................

ITEM 1.  FINANCIAL STATEMENTS

                              HARBINGER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              September 30,          December 31,
                                                                                  1998                  1997
                                                                                  ----                  ----
ASSETS
Current assets:
   Cash and cash equivalents ................................................  $  52,156             $  69,811
   Short-term investments ...................................................     48,410                32,333
   Accounts receivable, less allowances for returns and
     doubtful accounts of $9,724 at September 30, 1998 and
     $2,790 at December 31, 1997 ............................................     35,763                40,381
   Deferred income taxes ....................................................      1,903                 1,892
   Other current assets .....................................................      5,494                 3,431
                                                                               ---------             ---------
       Total current assets .................................................    143,726               147,848
                                                                               ---------             ---------
Property and equipment, less accumulated depreciation
   and amortization .........................................................     21,619                18,167
Intangible assets, less accumulated amortization ............................     16,857                16,464
Deferred income taxes .......................................................        909                   909
Other non-current assets ....................................................        197                   171
                                                                               ---------             ---------
                                                                               $ 183,308             $ 183,559
                                                                               =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................................  $   4,554             $   8,734
   Accrued expenses .........................................................     39,173                25,835
   Deferred revenues ........................................................     20,296                18,349
   Current portion of long-term debt ........................................         --                   623
                                                                               ---------             ---------
       Total current liabilities ............................................     64,023                53,541
                                                                               ---------             ---------

Commitments and contingencies

Redeemable preferred stock:
   Zero Coupon, $1.00 redemption value; 4,000,000 Shares issued and
     outstanding at September 30, 1998 and December 31, 1997 ................         --                    --

Shareholders' equity:
   Common stock, $0.0001 par value; 100,000,000 shares Authorized,
     42,245,457 shares and 40,827,856 shares issued
     and outstanding at September 30, 1998 and December 31, 1997 ............          4                     4
   Additional paid-in capital ...............................................    201,381               189,841
   Accumulated deficit ......................................................    (81,767)              (58,945)
   Accumulated other comprehensive loss .....................................       (333)                 (882)
                                                                               ---------             ---------
       Total shareholders' equity ...........................................    119,285               130,018
                                                                               ---------             ---------
                                                                               $ 183,308             $ 183,559
                                                                               =========             =========

           See accompanying notes to consolidated financial statements

                              HARBINGER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      Three Months Ended            Nine Months Ended
                                                                         September 30,                 September 30,
                                                                      ------------------            ------------------
                                                                      1998          1997            1998          1997
                                                                      ----          ----            ----          ----
Revenues:
    Services ................................................      $ 22,137       $ 16,242       $ 63,878       $ 46,087
    Software ................................................        13,283         12,911         34,772         35,803
                                                                   --------       --------       --------       --------
      Total revenues ........................................        35,420         29,153         98,650         81,890
                                                                   --------       --------       --------       --------

Direct costs:
    Services ................................................         9,262          5,712         24,799         15,754
    Software ................................................         1,312          1,758          3,210          5,763
                                                                   --------       --------       --------       --------
      Total direct costs ....................................        10,574          7,470         28,009         21,517
                                                                   --------       --------       --------       --------

         Gross margin .......................................        24,846         21,683         70,641         60,374
                                                                   --------       --------       --------       --------

Operating costs:
    Selling and marketing ...................................         9,106          6,361         23,250         18,837
    General and administrative ..............................        13,639          5,147         24,480         15,225
    Depreciation and amortization ...........................         2,036          1,678          5,831          4,891
    Product development .....................................         2,843          3,736          7,765         11,568
    Charge for purchased in-process product development,
      write-off of software development costs, restructuring,
      acquisition related and other one-time charges ........        13,978          3,850         27,027         20,086
                                                                   --------       --------       --------       --------
         Total operating costs ..............................        41,602         20,772         88,353         70,607
                                                                   --------       --------       --------       --------
         Operating income (loss) ............................       (16,756)           911        (17,712)       (10,233)

Interest income, net ........................................        (1,202)        (1,207)        (3,780)        (2,632)
Equity in losses of joint ventures ..........................            --            125             --            301
Minority interest income ....................................            --             --             --             (2)
                                                                   --------       --------       --------       --------
    Income (loss) from continuing operations before
      income taxes ..........................................       (15,554)         1,993        (13,932)        (7,900)
Income tax expense ..........................................           560            446            705          1,799
                                                                   --------       --------       --------       --------
    Income (loss) from continuing operations ................       (16,114)         1,547        (14,637)        (9,699)
Discontinued operations:
    Loss from operations of TrustedLink Procurement and
      TrustedLink Banker ....................................          (938)       (10,517)        (1,793)       (10,482)
    Loss on disposal of TrustedLink Procurement, including
      provision of $2.9 million for operating losses during
      phase-out period ......................................        (6,392)            --         (6,392)            --
                                                                   --------       --------       --------       --------
         Loss before extraordinary item .....................       (23,444)        (8,970)       (22,822)       (20,181)
Extraordinary loss on debt extinguishment ...................            --             --             --         (2,419)
                                                                   --------       --------       --------       --------
         Net loss applicable to common shareholders .........      $(23,444)      $ (8,970)      $(22,822)      $(22,600)
                                                                   ========       ========       ========       ========

Basic and diluted loss per common share:
    Income (loss) from continuing operations ................      $  (0.39)      $   0.04       $  (0.36)      $  (0.27)
    Loss from discontinued operations .......................         (0.02)         (0.27)         (0.04)         (0.28)
    Loss on disposal of discontinued operations .............         (0.15)            --          (0.15)            --
    Extraordinary loss on debt extinguishment ...............            --             --             --          (0.06)
                                                                   --------       --------       --------       --------
      Net loss per common share .............................      $  (0.56)      $  (0.23)      $  (0.55)      $  (0.61)
                                                                   ========       ========       ========       ========

Weighted average number of common shares outstanding ........        42,163         38,930         41,691         37,285
                                                                   ========       ========       ========       ========

           See accompanying notes to consolidated financial statements

                              HARBINGER CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                       ------------------           --------------------
                                                      1998            1997          1998            1997
                                                      ----            ----          ----            ----
Net loss applicable to common shareholders ...      $(23,444)      $ (8,970)      $(22,822)      $(22,600)
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments .         1,040            (95)           549           (293)
                                                    --------       --------       --------       --------

      Comprehensive loss .....................      $(22,404)      $ (9,065)      $(22,273)      $(22,893)
                                                    ========       ========       ========       ========

           See accompanying notes to consolidated financial statements

                              HARBINGER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                    --------------------
                                                                                    1998            1997
                                                                                    ----            ----
Cash flows provided by operating activities ................................      $  2,924       $  4,788
                                                                                  --------       --------

Cash flows from investing activities:
    Short-term investments .................................................       (15,965)        (4,386)
    Purchases of property and equipment ....................................        (9,279)        (6,830)
    Additions to software development costs ................................        (2,837)        (3,771)
    Investment in acquisitions .............................................        (3,547)       (13,924)
                                                                                  --------       --------
      Net cash used in investing activities ................................       (31,628)       (28,911)
                                                                                  --------       --------

Cash flows from financing activities:
    Exercise of stock options and warrants and issuance of stock under
      employee stock purchase plan .........................................        11,540          3,486
    Principal payments under notes payable, long-term debt and capital lease
      obligations ..........................................................          (623)        (2,151)
    Proceeds from issuance of common stock .................................            --         60,026
    Repayments under credit agreement ......................................            --         (1,847)
    Purchase of subordinated debenture .....................................            --         (1,500)
                                                                                  --------       --------
      Net cash provided by financing activities ............................        10,917         58,014
                                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents .......................       (17,787)        33,890
Cash and cash equivalents at beginning of period ...........................        69,811         35,697
Effect of exchange rates on cash held in foreign currencies ................            80            (66)
Cash received from acquisitions ............................................            52          3,322
                                                                                  --------       --------
Cash and cash equivalents at end of period .................................      $ 52,156       $ 72,843
                                                                                  ========       ========


Supplemental disclosures:
    Cash paid for interest .................................................      $     50       $     66
                                                                                  ========       ========
    Cash paid for income taxes .............................................      $    530       $     --
                                                                                  ========       ========

Supplemental disclosures of noncash investing and financing activities:
    Purchase of subordinated debenture in exchange
      for common stock .....................................................      $     --       $  4,200
                                                                                  ========       ========
    Acquisition of minority interest in exchange for
      issuance of options ..................................................      $     --       $  2,216
                                                                                  ========       ========
    Acquisition of businesses in exchange for assumption of
      liabilities and issuance of common stock .............................      $     --       $    454
                                                                                  ========       ========

           See accompanying notes to consolidated financial statements

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Harbinger Corporation's ("Harbinger" or the "Company") Form 10-K for the year ended December 31, 1997 and the Company's current reports on Form 8-K dated February 24, 1998 and May 26, 1998.

         All share, per share and shareholders' equity amounts in the unaudited consolidated financial statements have been retroactively restated to reflect a three-for-two stock split in the form of a stock dividend paid on May 15, 1998 (see Note 5).

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Such estimates include charges for in-process product development, write-off of software development costs, restructuring, acquisition related and other one-time charges; loss on discontinued operations and allowance for doubtful accounts. Actual results could differ from management estimates.

         REVENUE RECOGNITION

         On January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition, issued by the Accounting Standards Executive Committee in October 1997, effective for financial statements for fiscal years beginning after December 15, 1997. The implementation of this statement did not have a material impact on the Company's unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 1998.

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

         OTHER

          The Company continues to evaluate the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, issued by the FASB in June 1997, effective for fiscal years beginning after December 15, 1997. The provisions of this standard do not apply to interim periods in the year of adoption. The Accounting Standards Executive Committee has issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, effective for fiscal years beginning after December 15, 1998. The Company adopted this standard on January 1, 1998. The implementation of this statement did not have a material impact on the Company's unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 1998.

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


2.       ACQUISITION

         Effective March 31, 1998, the Company acquired EDI Works! LLC ("EDI Works!"), a Texas limited liability company, for 194,497 shares of the Company's common stock in a transaction accounted for using the pooling-of-interests method of accounting with a per-share value of $23.14. The EDI Works! business combination is not material, and therefore has been accounted for as an immaterial pooling, with EDI Works! retained earnings of $130,000 at December 31, 1997 being credited directly to the Company's accumulated deficit effective January 1, 1998. The results of operations of EDI Works! are included in the Company's consolidated statement of operations for the nine months ended September 30, 1998. In connection with the EDI Works! acquisition, the Company incurred a charge of $805,000 for acquisition-related expenses, asset write downs and integration costs in the consolidated statement of operations for the nine months ended September 30, 1998.

         Effective July 9, 1998, the Company acquired substantially all of the assets of the Materials Management Division of MACTEC, Inc., located in Tulsa, Oklahoma, for approximately $3.5 million in cash, subject to certain post-closing adjustments. The Company recorded the acquisition using the purchase method of accounting, with approximately $3.5 million recorded to goodwill to be amortized ratably over 10 years.


3. CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT, WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS, RESTRUCTURING, ACQUISITION RELATED AND OTHER ONE-TIME CHARGES

         In connection with the acquisitions made in 1998 and 1997 and a restructuring of the Company effective September 30, 1998, the Company incurred charges for purchased in-process product development, write-off of software development costs, restructuring, acquisition related and other one-time charges ("one-time charges"). A summary of the components is as follows (in thousands):

                                                    Three Months Ended         Nine Months Ended
                                                       September 30,              September 30,
                                                    ------------------         ------------------
                                                     1998          1997        1998          1997
                                                     ----          ----        ----          ----
           In-process product development ....      $    --      $   138      $    --      $ 2,853
           Integration costs and non recurring
              one-time charges ...............        2,894        2,792       13,919        8,785
           Lease termination and other .......        4,490           --        4,490           --
           Transaction charges ...............           --           --          638        4,904
           Intangible asset write downs ......           --          107           --        2,429
           Asset write downs .................        4,193          183        4,459          485
           Other restructuring charges .......        2,401          630        3,521          630
                                                    =======      =======      =======      =======
                                                    $13,978      $ 3,850      $27,027      $20,086
                                                    =======      =======      =======      =======


         Approximately $372,000 of the costs and expenses incurred in the three months ended September 30, 1998 and $4.1 million for the nine months ended September 30, 1998 in connection with these charges included certain internal expense allocations which may recur in other expense categories in the future, potentially resulting in an increase in such expense categories as a percentage of total revenues.

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


4.       DISCONTINUED OPERATIONS

         In the third quarter of 1998 the Board of Directors approved the discontinuance of the Company's TrustedLink Procurement ("TLP") business effective September 30, 1998. The Company is reviewing its alternatives and expects to divest this business within 12 months. The results of operations for the TLP business for all periods are reported in the accompanying statements of operations under "Discontinued operations". For the three-month and nine-month periods ended September 30, 1997, "Discontinued operations" also include operating results of the TrustedLink Banker division ("Banker"), which was discontinued in the fourth quarter of 1997. Banker's income for the three-month and nine-month periods ended September 30, 1997 was $137,000 and $173,000, respectively.

         Revenues for the TLP business for the nine-month periods ended September 30, 1998 and 1997 were $2.7 million and $1.1 million, respectively, and for the three-month periods ended September 30, 1998 and 1997 were $596,000 and $1.1 million, respectively. Revenues for Banker for the nine-month and three-month periods ended September 30, 1997 were $3.0 million and $1.1 million, respectively.

         In the third quarter of 1998 the Company provided for an estimated anticipated loss of $6.4 million related to the disposal of the TLP business. No income tax expense or benefit was recognized in 1998 or 1997 due to the Company's net operating loss carryforwards. The remaining assets and liabilities of the TLP business, excluding cash and certain liabilities, are included in the Company's consolidated balance sheet at September 30, 1998 and are summarized as follows (in thousands):

                                                    September 30,
                                                        1998
                                                        ----
                     Accounts receivable, net ..      $   943
                     Other current assets ......           78
                     Property and equipment, net          766
                     Intangible assets, net ....        2,454
                     Current liabilities .......         (822)
                                                      -------
                         Net assets ............      $ 3,419
                                                      =======

5.       SHAREHOLDERS' EQUITY

         On March 31, 1998, the Company issued 194,497 shares of the Company's common stock as consideration related to the Company's acquisition of EDI Works! (See Note 2).

         On May 15, 1998, the Company paid a stock split in the form of a stock dividend on the Company's common stock to shareholders of record on May 1, 1998 as a result of a three-for-two stock split declared by the Board of Directors on April 24, 1998. All share, per share and shareholders' equity amounts included in the Company's consolidated financial statements have been restated to reflect the split for all periods presented.


6.       COMMITMENTS

         During 1998 the Company entered into lease agreements for office space committing the Company to approximately $29 million in total payments through mid-year 2008, with an average annual commitment of $3.3 million over the next five years.

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


7.       SUBSEQUENT EVENTS

         On October 1, 1998, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 10% of the Company's outstanding common stock over the next 12 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes, the Company's Form 10-K for the year ended December 31, 1997 and the Company's current reports on Form 8-K dated February 24, 1998 and May 26, 1998 and the Company's Safe Harbor Compliance Statement filed herewith as Exhibit 99.1.

OVERVIEW

         Harbinger Corporation (the "Company") generates revenues from various sources, including revenues for services and license fees for software. Revenues for services principally include subscription fees for transactions on the Company's Value Added Network ("VAN") and Internet Value Added Server ("IVAS"), software maintenance and implementation charges and professional service fees for consulting and training services. Subscription fees are based on a combination of monthly access charges and transaction-based usage charges and are recognized based on actual charges incurred each month. Software maintenance and implementation revenues represent recurring charges to customers and are deferred and recognized ratably over the service period. Revenues for professional services are based on actual services rendered and are recognized as services are performed. License fees for software are generally recognized upon shipment, net of estimated returns. Software revenues also include royalty revenues under distribution agreements with third parties which are recognized either on shipment of software to a distributor or upon sales to end users by a distributor depending on the terms of the distribution agreement. In 1998 the Company adopted Statement of Position 97-2, Software Revenue Recognition, issued by the Accounting Standards Executive Committee. The implementation of this statement did not have a material impact on the Company's consolidated financial statements for the period ended September 30, 1998.

         During the nine months ended September 30, 1998, the Company incurred acquisition and integration related and other one-time charges of $15.9 million related to acquisitions made since September 30, 1997. These costs related to business combinations include activities such as cross training, planning, product integration and marketing ("Integration Activities"). Due to Integration Activities in the nine months ended September 30, 1998 and 1997, certain internal expense allocations ("Integration Activity Costs") included in the "Charge for purchased in-process product development, write-off of software development costs, restructuring, acquisition related and other one-time charges" on the consolidated statement of operations may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of total revenues.

         During the third quarter of 1998 the Company implemented a restructuring plan that included the termination of approximately 10% of its personnel, the announcement of the discontinuance of certain non-strategic software products and realigning its internal organizational structure, including certain senior management. In connection with this plan the Company recorded a one-time restructuring charge of $11.1 million. The costs related to restructuring include estimates for asset write downs, termination benefits to former employees and lease termination costs.

         Total restructuring, acquisition and integration and other one-time charges ("one-time charges") for the nine months ended September 30, 1998 and 1997 were $27.0 million and $20.1 million, respectively. One-time charges include management estimates. Actual costs could differ from such estimates.

         During the third quarter of 1998, the Company also announced its intention to divest its TrustedLink Procurement business (see Note 4 to the accompanying unaudited consolidated financial statements) during the next 12 months. The results of operations for this business have been reclassified to discontinued operations for all periods in the accompanying unaudited consolidated financial statements.

1998 ACQUISITIONS

         Effective March 31, 1998, the Company acquired EDI Works! LLC ("EDI Works!"), a Texas limited liability company, for 194,497 shares of the Company's common stock in a transaction accounted for using the pooling-of-interests method of accounting. The EDI Works! business combination is not material, and therefore has been accounted for as an immaterial pooling. The results of operations of EDI Works! are included in the Company's consolidated statement of operations for the nine months ended September 30, 1998.

         In connection with the EDI Works! acquisition, the Company incurred a charge of $47,000 for acquisition related expenses, asset write downs and integration costs in the consolidated statement of operations for the three months ended September 30, 1998 and $805,000 for the nine months ended September 30, 1998.

         Effective July 9, 1998, the Company acquired substantially all of the assets of the Materials Management Division of MACTEC, Inc., located in Tulsa, Oklahoma, for approximately $3.5 million in cash, subject to certain post-closing adjustments. The Company recorded the acquisition using the purchase method of accounting, with approximately $3.5 million recorded to goodwill to be amortized ratably over ten years.


RESULTS OF OPERATIONS

   REVENUES

         Total revenues increased 20% from $81.9 million in the nine months ended September 30, 1997 to $98.6 million in the same period in 1998. Revenues for services increased 39% from $46.1 million in the nine months ended September 30, 1997 to $63.9 million in the same period in 1998. This increase is attributable to growth in transaction fees, increased professional services, increased maintenance revenues and revenues from companies acquired since September 1997. Software revenue decreased 3% from $35.8 million in the nine months ended September 30, 1997 to $34.8 million in the same period in 1998. The overall decrease in software revenue for the nine months ended September 30, 1998 compared to the same period in 1997 reflects offsetting effects of modest declines in the Company's PC and UNIX product lines, decreased royalty revenues and increases in license fees from the NT product line.

         Total revenues increased 21% from $29.2 million in the three months ended September 30, 1997 to $35.4 million in the same period in 1998. Revenues for services increased 36% from $16.2 million in the three months ended September 30, 1997 to $22.1 million in the same period in 1998. This increase is attributable to growth in transaction fees, increased professional services, increased maintenance revenues and revenues from companies acquired since September 1997. Software revenue increased 3% from $12.9 million in the three months ended September 30, 1997 to $13.3 million in the same period in 1998. The net increase is a result of decreases in software license fees from the Company's UNIX product lines and decreases in royalty revenue offset by $1.1 million of software shipped and license fees recognized in the third quarter of 1998 for orders placed in the second quarter of 1998 that the Company did not ship.

   DIRECT COSTS

         Direct costs for services increased from $15.8 million, or 34.3% of services revenues, in the nine months ended September 30, 1997, to $24.8 million, or 38.8% of services revenues, in the nine months ended September 30, 1998. The increase in direct costs for services as a percentage of services revenues is primarily attributable to growth in the Company's professional services practice, which has lower margins than other components of the Company's service revenues. The increase in direct costs was partially offset by the impact of Integration Activity Costs. Direct costs for software decreased from $5.8 million, or 16.1% of software revenues, in the nine months ended September 30, 1997, to $3.2 million, or 9.2% of software revenues, in the nine months ended September 30, 1998. The decrease in direct software costs as a percentage of software revenues from the first nine months of 1997 compared to the comparable period of 1998 primarily reflects the effects of a decrease in software amortization in

1998 as a result of writing off capitalized and purchased software development in connection with certain business combinations in 1997.

         Direct costs for services increased from $5.7 million, or 35.2% of services revenue, in the three months ended September 30, 1997, to $9.3 million, or 41.8% of services revenue, in the three months ended September 30, 1998. The increase in direct costs for services as a percentage of services revenues is primarily attributable to growth in the Company's professional services practice, which has lower margins than other components of the Company's service revenues. Direct costs for software decreased from $1.8 million, or 13.6% of software revenues, in the three months ended September 30, 1997, to $1.3 million, or 9.9% of software revenues, in the three months ended September 30, 1998, primarily as a result of a decrease in software amortization in 1998 as a result of writing off capitalized and purchased software development in connection with certain business combinations in 1997.

   SELLING AND MARKETING

         Selling and marketing expenses increased 23% from $18.8 million, or 23.0% of revenues, in the nine months ended September 30, 1997 to $23.2 million, or 23.6% of revenues, in the nine months ended September 30, 1998. For the third quarters, selling and marketing expenses increased 43% from $6.4 million, or 21.8% of revenues, in the three months ended September 30, 1997, to $9.1 million, or 25.7% of revenues, in the three months ended September 30, 1998. For both the nine-month and three-month period comparisons, the increase in expenses is primarily due to increases in sales and marketing personnel and related selling costs. For the quarters, selling and marketing expenses as a percentage of revenues increased from the third quarter of 1997 compared to the third quarter of 1998 due to increases in sales and marketing personnel and related selling costs and a decrease in Integration Activity Costs.

   GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 61% from $15.2 million in the nine months ended September 30, 1997 to $24.5 million in the nine months ended September 30, 1998. As a percentage of revenues, these expenses increased from 18.6% of revenues in the nine months ended September 30, 1997 to 24.8% of revenues in the nine months ended September 30, 1998. For the third quarters, general and administrative expenses increased 165% from $5.1 million in the three months ended September 30, 1997 to $13.6 million in the three months ended September 30, 1998. As a percentage of revenues, these expenses increased from 17.7% of revenues in the three months ended September 30, 1997 to 38.5% of revenues in the three months ended September 30, 1998. For both the nine-month and three-month period comparisons, the increase in general and administrative expenses is primarily due to a $6.5 million provision in the third quarter of 1998 in the Company's allowance for doubtful accounts. This increase relates primarily to management's concern regarding the recent financial condition of a reseller. Management intends to continue to pursue collections of these accounts, but has reserved based on management's estimate of collectibility, for these accounts. Actual results could differ from this estimate.

         Adjusting for the impact of the specific charge to the allowance for doubtful accounts, general and administrative expenses would have increased 18% to $18.0 million, or 18.2% of revenues, for the nine months ended September 30, 1998 compared to the same period in 1997 and would have increased 39% to $7.1 million, or 20.1% of revenues, for the three months ended September 30, 1998 compared to the third quarter of 1997. The increase in expenses as a percentage of revenues in the nine months ended September 30, 1998 is significantly impacted by increases in expenses in the third quarter of 1998. The increase in the third quarter of 1998 compared to the third quarter of 1997 is attributable to an increase in personnel and associated costs in both the Company's domestic and European operations, an increase in rent for expanded office space, adjustments to compensation related accruals and the effect of Integration Activity Costs between periods.

   DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased 19% from $4.9 million in the nine months ended September 30, 1997 to $5.8 million in the nine months ended September 30, 1998. As a percentage of revenues, these expenses were 6.0% and 5.9% of revenues for the nine-month periods ended September 30, 1997 and 1998, respectively. For the third quarters, depreciation and amortization increased 21% from $1.7 million in the three months ended September 30, 1997 to $2.0 million in the three months ended September 30, 1998. As a percentage of revenues, these expenses were 5.8% and 5.7% for the three months ended September 30, 1997 and September 30, 1998, respectively. The increase in depreciation and amortization for the nine-month and three-month periods of 1998 compared to 1997, respectively, is a result of additions to fixed assets and equipment and reflects certain investments in infrastructure.

   PRODUCT DEVELOPMENT

         Total expenditures for product development, including capitalized software development costs, decreased 31% from $15.4 million in the nine months ended September 30, 1997 to $10.6 million in the same period in 1998. The Company capitalized product development costs of $3.8 million and $2.8 million in the nine months ended September 30, 1997 and 1998, respectively, which represented 24.7% and 26.7% of total expenditures for product development in these respective periods. As a percentage of total revenues, product development expenses decreased from $11.6 million, or 14.1% of revenues, in the nine months ended September 30, 1997, to $7.8 million, or 7.8% of revenues, in the nine months ended September 30, 1998. The decrease in total expenditures for product development for the nine months ended September 30, 1998 compared to the same period in 1997 is primarily attributable to efficiencies gained in consolidating development resources of acquired companies in the last 12 months, offset by the impact of Integration Activity Costs. Amortization of capitalized software development costs is charged to direct costs of software revenues and totaled $2.7 million and $1.1 million, in the nine months ended September 30, 1997 and 1998, respectively.

         Total expenditures for product development, including capitalized software development costs, decreased 28% from $5.1 million in the three months ended September 30, 1997 to $3.6 million in the same period in 1998. The Company capitalized software development costs of $1.3 million and $794,000 in the three months ended September 30, 1997 and 1998, respectively, which represented 26.0% and 21.8% of total expenditures for product development in these respective periods. Product development expenses decreased from $3.8 million, or 12.8% of revenues, in the three months ended September 30, 1997, to $2.8 million, or 8.0% of revenues, in the three months ended September 30, 1998. The decrease in total expenditures for product development for the third quarter of 1998 compared to the third quarter of 1997 is primarily attributable to efficiencies gained in consolidating development resources of acquired companies in the last 12 months, offset by the impact of Integration Activity Costs. The decrease in the percentage of capitalized product development costs as a component of total expenditures for product development in the third quarter of 1998 compared to the third quarter of 1997 is primarily attributable to a decrease in development activities associated with products that have reached technological feasibility. Amortization of capitalized software development costs is charged to direct cost of software revenues and totaled $922,000 and $422,000 in the three months ended September 30, 1997 and 1998, respectively.

CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT, WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS, RESTRUCTURING, ACQUISITION RELATED AND OTHER ONE-TIME CHARGES

         Total one-time charges increased 35% from $20.1 million for the nine months ended September 30, 1997 to $27.0 million for the comparable period in 1998. Certain charges in 1998 were incurred as a result of continued efforts to integrate the following recent acquisitions: $13.7 million attributable to Premenos Technology Corp. ("Premenos") acquired on December 19, 1997; $1.4 million attributable to Atlas Products International, Limited ("Atlas") acquired on October 23, 1997; and $805,000 attributable to EDI Works! acquired on March 31, 1998. Additionally, the Company recorded $11.1 million in termination benefits to former employees, lease termination costs, asset write downs and other charges attributable to a restructuring effective September 30, 1998. For the nine months ended September 30, 1997 the one-time charges of $20.1 million were attributable to the following acquisitions:

$11.9 million to Supply Tech, Inc.; $4.3 million to Harbinger NET Services LLC; and $3.9 million to Acquion, Inc. ("Acquion). (See Note 3 to the accompanying unaudited consolidated financial statements.)

         Total one-time charges for the quarter ended September 30, 1997 were $3.9 million compared to $14.0 million in the quarter ended September 30, 1998. The charges for the three months ended September 30, 1998 were attributable as follows: $2.7 million to Premenos; $200,000 to Atlas; $47,000 to EDI Works!; and $11.1 million in termination benefits to former employees, lease termination costs, asset write downs and other charges in connection with to a restructuring effective September 30, 1998. The three-month charges for the comparable period in 1997 were all attributable to the acquisition of Acquion.

         Certain one-time charges were made based on management estimates. Actual results could differ from such estimates.

INTEREST INCOME, NET

         Interest income, net, increased 44% from $2.6 million for the nine months ended September 30, 1997 to $3.8 million for the nine months ended September 30, 1998. On a quarter-to-quarter comparison, interest income, net, was $1.2 million in the third quarters of 1997 and 1998. The increase for the nine months ended September 30, 1998 compared to the comparable period ended September 30, 1997 is a result of higher average balances of cash and cash equivalents and short-term investments in 1998 compared to 1997.

INCOME TAXES

         Income tax expense decreased 61% from $1.8 million for the nine months ended September 30, 1997 to $705,000 for the nine months ended September 30, 1998. For the quarters ended September 30, 1997 and 1998 income tax expense increased from $446,000 to $560,000, respectively. All changes in income tax expense are attributable to the nondeductibility of certain expenses for tax purposes incurred in 1997, particularly acquisition and integration related charges, and current tax liabilities incurred in certain foreign and state jurisdictions.

DISCONTINUED OPERATIONS

         On September 30, 1998, the Company discontinued its TrustedLink Procurement ("TLP") business, which had been generating lower than desired profitability and growth. The Company plans to divest the discontinued business during the next twelve months. The results of operations for this business have been reclassified to discontinued operations for all periods in the accompanying unaudited consolidated financial statements. Reclassified losses for the TLP business were $1.8 million and $10.7 million for the nine-month periods ended September 30, 1998 and 1997, respectively, and were $938,000 and $10.7 million for the three-month periods ended September 30, 1998 and 1997, respectively. In the third quarter of 1998 the Company also provided for an estimated anticipated loss on the disposal of the TLP business of $6.4 million. Actual costs could differ from this estimate.

         In the fourth quarter of 1997 the Company discontinued its TrustedLink Banker division ("Banker") and the unaudited consolidated financial statements also reflect the impact of reclassifying the Banker results of operations to discontinued operations. Such reclassified income for the three-month and nine-month periods ended September 30, 1997 were $137,000 and $173,000, respectively.

NET LOSS AND EARNINGS (LOSS) PER SHARE

         Net loss applicable to common shareholders increased from $22.6 million, or $0.61 per share, for the nine months ended September 30, 1997 to $22.8 million, or $0.55 per share, for the nine months ended September 30, 1998. Net income, adjusted to exclude one-time charges, a specific $6.5 million charge to general and administrative expenses in the third quarter of 1998, a net loss from discontinued operations and an extraordinary loss on debt extinguishment in 1997, net of the effect of income taxes, would have been $7.7 million, or $0.19 per share, for the nine months ended September 30, 1997, compared to $12.1 million, or $0.28 per share, for the nine months ended September 30, 1998, representing a 57% increase from 1997 to 1998. Net income, excluding all aforementioned charges except the specific $6.5 million charge to general and administrative expenses in the third quarter of 1998, would have been $7.7 million, or $0.19 per share, for the nine months ended September 30, 1997, compared to $8.2 million, or $0.19 per share, for the nine months ended September 30, 1998, representing a 6% increase from 1997 to 1998.

         Net loss applicable to common shareholders increased from $9.0 million, or $0.23 per share, for the quarter ended September 30, 1997 to $23.4 million, or $0.56 per share, for the quarter ended September 30, 1998. Net income, adjusted to exclude one-time charges, a specific $6.5 million charge to general and administrative expenses in the third quarter of 1998 and a net loss from discontinued operations, net of the effect of income taxes, would have been $3.7 million, or $0.09 per share, for the quarter ended September 30, 1997, compared to $3.0 million, or $0.07 per share, for the quarter ended September 30, 1998, representing a 20% decrease from 1997 to 1998. Net income (loss), excluding all aforementioned charges except the specific $6.5 million charge to general and administrative expenses in the third quarter of 1998, would have been income of $3.7 million, or $0.09 per share, for the three months ended September 30, 1997, compared to a loss of $961,000, or $0.02 per share, for the three months ended September 30, 1998, representing a 126% decrease from 1997 to 1998.

         Earnings (loss) per share in future periods, for both basic and fully diluted presentations, could be impacted by a potential change in the number of shares of common stock outstanding as a result of the effects of the Company's common stock repurchase program and the Company's repricing of certain unexercised employee stock options held by employees other than certain senior executive officers. Both programs were authorized by the Company's Board of Directors in October 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased $14.6 million from $94.3 million as of December 31, 1997 to $79.7 million as of September 30, 1998. Net cash provided by operating activities decreased 40% from $4.8 million for the nine months ended September 30, 1997 to $2.9 million for the comparable period in 1998, primarily as a result of liquidation of liabilities incurred due to one-time charges associated with acquisitions since September 30, 1997.

         Net cash used in investing activities increased $2.7 million from $28.9 million for the nine months ended September 30, 1997 to $31.6 million for the nine months ended September 30, 1998 due to an increase in short-term investments over cash and cash equivalents between the periods offset by a decrease in cash outlays for acquisitions of companies. Additionally, the Company continues to acquire fixed assets and equipment in 1998.

         Net cash provided by financing activities decreased $47.1 million from $58.0 million for the nine months ended September 30, 1997 to $10.9 million for the nine months ended September 30, 1998 primarily resulting from the Company receiving $60.0 million from a secondary stock offering in July 1997.

         Management expects that the Company will continue to be able to fund its operations, investment needs and capital expenditures through cash flows generated from operations, cash on hand, borrowings under the Company's $10 million credit facility and additional equity and debt capital. Management believes that outside sources for debt and additional equity capital, if needed, will be available to finance expansion projects and any potential future acquisitions. The form of any financing will vary depending upon prevailing market and other conditions and may include short or long term borrowings from financial institutions, or the issuance of additional equity or debt securities. However, there can be no assurances that funds will be available on terms acceptable to the Company. Several factors could have an impact on the Company's cash flows in the upcoming quarters, including the effects of the Company's recent implementation of a common stock repurchase program (see Note 7 to the accompanying unaudited consolidated financial statements), liquidation of liabilities incurred due to a restructuring of the Company and a discontinued operation effective September 30, 1998, and anticipated outlays for the Company's on-going 1998 effort to enhance and consolidate its IT infrastructure. The Company does not believe that inflation has had a material impact on its business. However, there can be no assurance that Harbinger's business will not be affected by inflation in the future.

YEAR 2000 READINESS

         Many currently installed computer systems and software products will not properly process date information in the time period leading up to, including and following the year 2000. These systems and products often store and process the year field of date information as two digit numbers, and misinterpret dates in the year 2000 and beyond as being dates in the year 1900 or subsequent years. This "Year 2000" issue impacts Harbinger both with respect to its customers as a developer and vendor of computer software products and services and internally for its information technology ("IT") and non-IT systems.

         The Company formed a Year 2000 Steering Committee in July 1998 to formally address the Company's Year 2000 issues, which formalized the Company's Year 2000 assessment program begun in March 1997. The Year 2000 Steering Committee has overseen the Company's Year 2000 Readiness Assessment Program, which includes establishing the Company's standard for Year 2000 Readiness, designing test parameters for its products, IT and non-IT systems, overseeing the Company's remediation program, including establishing priorities for remediation and allocating available resources, overseeing the communication of the status of the Company's efforts to its customers, and establishing contingency plans in the event the Company experiences Year 2000 disruptions.

         The Company describes its products and services as "Year 2000 Ready" when they have been successfully tested using the procedure proscribed in its Readiness Assessment Program. This procedure defines the criteria used to design tests that seek to determine the Year 2000 readiness of a product. Under the Company's criteria, a software product is Year 2000 Ready if it:

     1. Correctly handles date information before, during, and after January 1, 2000, accepting date input, providing date output and performing calculation on dates or portions of dates.

     2. Functions accurately and without interruption before, during and after January 1, 2000 without changes in operation associated with the advent of the new century assuming correct configuration.

     3. Where appropriate, responds to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined and pre-determined manner.

     4. Stores and provides output of date information in ways that are unambiguous as to century.

     5. Manages the leap year occurring in the year 2000, following the quad-centennial rule.

         As of September 30, 1998 Company management estimates that approximately 90% of its product readiness testing has been completed. While many of the Company's products are presently Year 2000 Ready, the Company currently estimates that all of its continuing products will be available to customers in a Year 2000 Ready version by the end of 1998. Certain of the Company's customers are currently using legacy versions of the Company's products for which a Year 2000 Ready version will not be developed. The Company has developed migration plans to move such customers to functionally similar Year 2000 Ready products. The Company is also in the process of implementing a website on the Internet that will include a general overview of the Company's Readiness Assessment Program, including a list of products and the applicable Year 2000 Ready version numbers of such products.

         The Company is presently engaged in a significant upgrade of substantially all of its core IT systems, including those related to sales, customer service, human resources, finance, accounting and other enterprise resource planning functions, as a result of its growth in recent years. The Company believes that the upgraded systems, which it expects to have substantially implemented by mid-year 1999, are all Year 2000 Ready. The Company is reviewing its remaining IT systems for Year 2000 Readiness, and expects to modify, replace or discontinue the use of non-compliant systems before the end of 1999. In addition, the Company is in the process of evaluating its Year 2000 readiness with respect to non-IT systems, including systems embedded in the Company's communications and office facilities. In many cases these facilities have been recently upgraded or are scheduled to be upgraded before year-end 1999 as a result of the Company's growth in recent years. The Company is in the process of distributing surveys to its principal IT and non-IT systems and services vendors soliciting information on their Year 2000 Readiness as part of this review. The Company is also surveying its vendors' websites for additional related information.

         The majority of the work performed for the Company's Year 2000 Readiness Assessment Program has been completed by the Company's staff. Additionally, the Company engaged outside advisors to evaluate the Readiness Assessment Program and to participate in certain elements of product testing. The total costs for completing the Year 2000 Readiness Assessment Program, including modifications to the Company's software products, is estimated to be between $1 million and $2 million, funded through the Company's internal operating cash flows. This cost does not include the cost for new software, or for modifications to existing software, for the Company's core IT and non-IT systems, as these projects were not accelerated due to the Year 2000 issue. Approximately $200,000 to $300,000 in cost remains to be incurred to complete the Company's Readiness Assessment Program.

         The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. In addition, Year 2000 issues could cause a significant number of companies, including current Company customers, to reevaluate their current software needs, and as a result switch to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

         At present the Company has only preliminarily discussed contingency plans in the event that Year 2000 non-compliance issues materialize. The Company expects to formalize its contingency plans prior to year-end 1999. In the case of certain of the Company's value-added network operations, it will be difficult for the Company to seamlessly implement alternative service arrangements due to the nature and complexity of the customer interface. While the Company believes that its Readiness Assessment Program is addressing the risks specific to the Company for the Year 2000 issue, including its operations in markets outside of the United States, it cannot be assured that events will not occur that could have a material adverse impact on its business, operating results and financial condition. Such events include the risk of lawsuits from customers and the inability to process data internally on its IT systems. Further, the Company is aware of the risk that domestic and international third parties, including vendors and customers of the Company, will not adequately address the Year 2000 problem and the resultant potential adverse impact on the Company. Regardless of whether the Company's products are Year 2000 compliant, there can be no assurance that customers will not assert Year 2000 related claims against the Company.

EURO CONVERSION

         Effective January 1, 1998, eleven of the 15 member countries of the European Union are scheduled to adopt a single European currency, the euro, as their common legal currency. Like many companies that operate in Europe, various aspects of the Company's business will be affected by the conversion to the euro. The Company is currently evaluating its products and systems. The failure to adequately address the euro conversion issues could effect the Company's ability to offer software and services in the effected countries, as well as its ability to operate internal systems. While the company believes that it can successfully remediate all related issues, there can be no assurance that it will do so in a timely manner. The failure to do so could have an adverse effect on the Company.

FORWARD LOOKING STATEMENTS

         Other than historical information contained herein, certain statements included in this report may constitute "forward looking" statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 related to the Company that involve risks and uncertainties including, but not limited to, quarterly fluctuations in results, the management of growth, market acceptance of certain products, impact of Year 2000 compliance and other risks. For further information about these and other factors that could affect the Company's future results, please see the Company's most recent Form 10-K including the exhibits attached thereto or incorporated therein filed with the Securities and Exchange Commission. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward looking statements. The Company undertakes no obligation to update or revise forward looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

          In 1998 the Company adopted Statement of Position 97-2, Software Revenue Recognition, issued by the Accounting Standards Executive Committee, and Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board. The Company adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the Accounting Standards Executive Committee effective for fiscal years beginning after December 15, 1998, on January 1, 1998. The implementation of these statements did not have a material impact on the Company's accompanying unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 1998.

         The Company continues to evaluate the requirements of Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for the year ending December 31, 1998 but does not apply to interim periods in the year of adoption.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

(a)      Exhibits

         Exhibit 10.1 Third Amendment to the Harbinger Corporation Amended and Restated Stock Purchase Plan

         Exhibit 27.1      Financial Data Schedule

         Exhibit 27.2      Restated Financial Data Schedule

         Exhibit 99.1      Safe Harbor Compliance Statement

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  HARBINGER CORPORATION





Date: November 13, 1998                     /s/ C. Tycho Howle
      -----------------           ---------------------------------------------
                                  C. Tycho Howle
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)



Date: November 13, 1998                     /s/ Joel G. Katz
      -----------------           ---------------------------------------------
                                  Joel G. Katz
                                  Chief Financial Officer
                                  (Principal Financial Officer;
                                  Principal Accounting Officer)