Form 10-K405
period 1998-12-31
HARBINGER CORP
filed 1999-03-31
CIK 947116

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                        ---------------------------------

                                    FORM 10-K

                       ----------------------------------


            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13

                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

                         COMMISSION FILE NUMBER: 0-26298
                              HARBINGER CORPORATION
               (Exact Name of Registrant Specified in Its Charter)

       GEORGIA                                                                           58-1817306
(State or Other Jurisdiction of                                                       (I.R.S. Employer
Incorporation or Organization)                                                       Identification No.)


  1277 LENOX PARK BOULEVARD                                                                30319
         ATLANTA, GEORGIA                                                                (Zip Code)
(Address of Principal Executive Office)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 467-3000

                        ---------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

                        ---------------------------------

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 17, 1999 as reported by The Nasdaq Stock Market, was approximately $217,023,517. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 17, 1999, Registrant had outstanding approximately 40,371,410 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1999 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, CERTAIN MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HARBINGER CORPORATION AND MEMBERS OF ITS MANAGEMENT AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS INCLUDE "OUR OPERATING RESULTS COULD FLUCTUATE, CAUSING OUR STOCK PRICE TO FALL", "IF WE CANNOT INTEGRATE ACQUIRED COMPANIES IN OUR BUSINESS, OUR PROFITABILITY MAY BE ADVERSELY EFFECTED", AND "WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST OTHER COMPANIES." THESE AND ADDITIONAL IMPORTANT FACTORS TO BE CONSIDERED ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS REPORT, THE TERMS OF WHICH ARE INCORPORATED BY REFERENCE HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS.

                                     PART I


ITEM 1.  BUSINESS

         Harbinger Corporation ("Harbinger" or the "Company") is a leading worldwide provider of business-to-business electronic commerce ("E-Commerce") products and services and offers comprehensive, customizable standards-based electronic commerce solutions. The Company develops, markets and supports software products and provides communication and consulting services that help businesses automate the cycle of transactions for the exchange of goods and services. The Company's core competency is building and managing trading communities for its customers who electronically communicate with each other. The Company believes that development of trading communities requires the assistance of an intermediary. Intermediaries help businesses identify their trading partners, determine a common means for exchanging electronic transactions, and over time maintain that relationship and the changes in electronic transaction formats.

         The Company develops and supports standards-based E-Commerce software products that enable trading communities to engage in E-Commerce with one another. This software is designed and compatible for use with the most commonly used computer platforms and operating systems, and provides secure and reliable transmission of E-Commerce data between businesses. Harbinger provides E-Commerce professional services for the implementation of its software, including the integration of the software (and resulting E-Commerce data) with the customer's business systems. Professional services also include E-Commerce outsourcing services for customers that require E-Commerce operations to be performed by a third party either on-site or remotely, on the Company's or their network and business systems. Harbinger additionally offers E-Commerce network communications with a complement of value-added information services to support the transmission of E-Commerce data between businesses. Network communications can be made using Internet Protocol ("IP"), the underpinning the Internet, Intranets, Extranets, Web sites and e-mail, or over standard telephone lines and non-IP protocols, such as X.400, X.25 and Bisync. The Company's E-Commerce products and services are deployed in many combinations to suit the individual needs of its customers, resulting in a comprehensive E-Commerce solution for each customer, thus maximizing the number and value of their E-Commerce trading relationships with other businesses. As of March 31, 1999, the Company's customers included leading U.S. and multi-national corporations and government agencies, including the following:

         3M Companies                         Eli Lilly                                     Sears
         Abbott Labs                          Environmental Protection Agency               Shell
         Allied Signal                        Exxon                                         Southern Company
         Ameritech                            Federal Express                               Southwestern Bell
         Amoco                                Ford                                          Sports Authority
         AT&T                                 General Motors                                Sprint
         Baxter Healthcare                    Georgia Power                                 Swisscom
         Bell Atlantic                        Hewlett-Packard                               Telstra
         Bell Canada                          Honda                                         Tennessee Valley Authority
         Bellcore                             IBM                                           Texaco
         BellSouth                            Internal Revenue Service                      Texas Instruments
         Caterpillar                          John Deere                                    The Limited
         Chevron                              Johnson & Johnson                             Timberland
         Chrysler                             Johnson Controls                              Toys R Us
         Compaq Computer                      Kmart                                         TRW
         Dell Computer                        Lucent Technologies                           United Parcel Service
         Detroit Edison                       MCI                                           United Technologies
         Digital Equipment Corp.              Mobil                                         Upjohn
         Duke Power                           Northern Telecom                              US Dept, of Transportation
         DuPont                               Northrop Grumman                              US Dept. of Defense
         Dutch PTT Post                       Pacific Gas & Electric                        US Postal Service
         Eastman Chemical                     Reebok International                          Wal-Mart

         In February 1999, the Company announced three strategic initiatives in connection with an acceleration of its goal to have more customers conducting IP-based business-to-business E-Commerce than any other company in the industry. The first initiative is harbinger.net, which the Company believes is the world's first IP-based transaction portal for application-to-application E-Commerce, and includes transaction, customer care and E-Commerce content services open to all industry professionals. The second initiative, Harbinger Labs, creates a strategic products and services incubator for the Company and is focused on maintaining a leadership position in the next generation of mission-critical, business-to-business E-Commerce technologies. Finally, the Company is actively working with its customer community to migrate them from legacy systems to IP connectivity and the harbinger.net portal.

E-COMMERCE

         Business-to-business E-Commerce involves the automation of business processes and transactions through the use of computers and telecommunications to exchange and electronically process commercial information and transactions between businesses. In the 1980s, the predominant technology for business-to-business E-Commerce was electronic data interchange ("EDI"), which facilitated the computer-to-computer exchange of standards-based business documents between trading partners. The documents, typically purchase orders, confirmations, shipping notices and invoices, were communicated between businesses over private service networks, known as value-added networks ("VANs"), which provided security, auditability and delivery for transactions. In the 1990s, IP has become more prominent in the business-to-business E-Commerce market and has greatly expanded the opportunity for software functionality, types of electronic transactions and the data communications of such transactions between businesses. As a result, EDI is now a subset of the more pervasive E-Commerce market, an industry that has grown to include electronic catalogs, web storefronts, information portals, and the like.

         The advantages of E-Commerce typically include one-time data entry, reduced clerical workload and the elimination of paper records, rapid, accurate and secure exchange of business data, and reduced operating and inventory carrying costs. EDI, for example, facilitates uniform communications with different trading partners in different industries, including customers, suppliers, common carriers, banks or other financial institutions. EDI is a cornerstone of E-Commerce and has historically been the source of the majority of the Company's revenue. The Company expects IP-based revenue to increase as a percentage of its total revenue. Nevertheless, many business-to-business E-Commerce transactions, including those generated by new IP-based applications, follow a common transaction flow originally established using EDI.

         Transaction Flow. In a typical E-Commerce transaction, a trading partner (the "sending partner") first creates with its computer, either manually or electronically, the business data used for the completion of a particular set of transactions (EDI standards would refer to these as a transaction set). Transaction sets include requests for quotes, purchase orders, invoices, shipping notices, and other related documents and messages. Second, a translation software program on the sending partner's computer converts the document or transaction set into an acceptable data format. The most frequently used data formats remain those associated with EDI, ANSI X12 in the United States and UN/EDIFACT in the rest of the world. Third, this information is electronically transmitted through telecommunications links from the sending partner's computer to the central server of the trusted third party that serves as the intermediary for many trading partners. Telecommunications could be point-to-point between trading partners, but the predominant model remains through intermediaries for reasons of security, auditing and ease of delivery. Intermediaries receive documents for subsequent delivery to the intended trading partner (the "receiving partner").

         Trading Communities. Groups of companies that regularly trade with each other generate significant repetitive business transactions. These existing trading communities are prospects for implementation of E-Commerce. The early market expansion of EDI has been possible through the establishment of repetitive transactions using ANSI X12 and UN/EDIFACT formats. Additionally, there are now subsets of these standards used in specific industries such as automotive, banking, chemical, financial, grocery, healthcare, petroleum, retail and utilities. The adoption of these standard formats as an accepted means of transmitting business documents and data has occurred, in part, because many trade organizations or groups and many large companies within a trading community increasingly recommend or require their member organizations or trading partners to adopt such formats as the primary method of communicating business documents. Current E-Commerce transactions include these standard and subset formats. The market is also seeing new, standard formats such as extensible markup language ("XML") and open buying over the internet ("OBI"), which like EDI in the 1980s must first achieve market acceptance.

         Hubs and Spokes. Large companies within a trading community often are described as "hubs" and their trading partners as "spokes." A hub company and its trading partners communicate through electronic networks. These can be Internet or Extranet, third party networks and, for a few larger businesses, private networks owned and operated by the hub company. Hub companies often initially justify E-Commerce programs with direct cost savings from reduced administrative handling costs and elimination of data entry errors in the documents that they send and receive from trading partners. Advanced E-Commerce implementations by a hub company may be more strategic in nature, being utilized as enabling technologies for business processes such as supply chain management and just-in-time manufacturing, and efficient consumer response and vendor managed inventory in retailing. For these reasons, a hub company often adopts as a stated business objective that all of its trading partners use E-Commerce as the principal means of communicating business documents. Spoke companies, in turn, often expand the trading community by also requesting or requiring their other trading partners to communicate through E-Commerce. This expansion results in the establishment of distinct trading communities comprising potential software customers and network subscribers for E-Commerce services.

         According to Forrester Research, business-to-business Internet E-Commerce transactions will grow more than 30-fold over the next five years, reaching $1.3 trillion by 2003 in the United States. Furthermore, management estimates that of the 3 million U.S. companies with five or more employees, approximately 150,000-170,000 have elected to date to make use of E-Commerce. Although many of these businesses are members of existing trading communities, the Company believes that the majority of the members of these trading communities use E-Commerce solutions to communicate with only a small percentage of their trading partners. Acceptance of E-Commerce and expansion within trading communities will depend on various factors, such as the extent of automation in the industry, the degree to which hub companies require electronic trading from their trading partners, the level of computer sophistication of businesses in the trading community, the frequency of transactions among trading partners in the community and the economic benefits derived from the trading community by implementing electronic trading, which historically have accrued principally to the larger members of the community. To date, E-Commerce, and in particular EDI, has achieved only limited penetration in small companies because current E-Commerce solutions have not provided significant added value to justify the associated cost.

THE INTERNET AND INTERNET PROTOCOL

         The Internet is a collection of interconnected public and private networks that allows any computer on the network to communicate with any other computer on the network through IP. IP is the common denominator for the Internet as well as for corporate Intranets, Extranets, Web sites and e-mail. Although the Internet affords a lower cost, more robust and widely available medium for E-Commerce telecommunications, there are significant actual and perceived concerns relating to the use of the Internet for commercial transactions. These concerns include the absence of security, inability to confirm message integrity, vulnerability of messages to interception and fabrication, lack of user support, service or centralized "help desk" support, and difficulties in obtaining reliable assurance of receipt of messages sent or the authenticity of messages received. These difficulties inherent in the Internet are magnified if the Internet is used to execute commercial, mission-critical transactions.

         To solve the current problems with using the Internet and other IP networks for conducting business-to-business electronic transactions and communications, the Company offers a series of products and services. Harbinger Express is an E-Commerce Extranet product using a Web browser and industry standard security, secure sockets layer ("SSL"), for the secure transmission of transactions. Harbinger Templar is an E-Commerce e-mail product using patented and industry standard encryption technologies for the transmission of transactions. The Company also offers harbinger.net, an E-Commerce Portal, providing IP and non-IP telecommunications and value-added information services between trading partners, as well as an E-Commerce information service accessible to all businesses.

THE HARBINGER SOLUTION

         The Harbinger solution to address E-Commerce is based on the following six components that are designed to build and maintain trading partner relationships and generate recurring revenue. The Company believes these components differentiate it from competitors in the market.

- Network. The Company offers harbinger.net, an E-Commerce portal, providing IP and non-IP telecommunications and value-added information services between trading partners, as well as an E-Commerce information service accessible to all businesses. The portal hosts E-Commerce services and traffic for customers and others who visit the site. Trading services include on-line customer care, subscription-based vertical market trading communities, electronic storefronts, an EC resource center, a commerce directory, and various interconnections to numerous private networks and VANs.

- Software. The Company offers a fully-scalable range of E-Commerce software solutions for trading communities, including IP and non-IP communications software, EDI translation and mapping software, content and data management software, and Web site creation and management software.

- Professional Services. The Company offers a full complement of E-Commerce professional services for the implementation and integration of its software. Professional services also include complete outsourcing programs for the on-site or remote management of a customer's E-Commerce operations and systems. The Company also provides Internet applications development for hubs seeking a customized E-Commerce solution.

- Mass Deployment Services. The Company provides mass deployment services to trading community leaders to permit them to plan, manage and deploy E-Commerce solutions to their trading partners through the use of trading partner conferences and direct marketing services.

- Trading Relationship Management Services. The Company provides a range of trading relationship management services, including installation assistance, trading partner certification and rules, and services such as customization, training and consulting to facilitate the customer experience.

- Vertical Market Expertise. The Company has developed vertical market expertise in selected industries such as aerospace, automotive, electronics, financial services, food and beverage, government, healthcare, heavy manufacturing, petroleum/chemicals, retail and utilities.


STRATEGY

         The Company's objective is to be a leading worldwide provider of IP-based, business-to-business E-Commerce solutions to businesses of all sizes. To accomplish this objective, the Company offers a full spectrum of products and services, which enable customers to transact business over IP networks. The Company's focus is on building and managing the trading partner communities and relationships for its customers on a worldwide basis. The Company strives to generate recurring revenue by extending the solution it offers to its current customers while adding new customers, thus increasing market awareness and acceptance for the Company and revenue-related traffic to harbinger.net.

         Provide a Comprehensive Range of Integrated Products and Services. The products and services offered by the Company include IP-enabled, E-Commerce software for use on the full range of commonly used computers and operating systems, along with industry-standard applications (e.g., Web browsers) where required. Harbinger designs its products and services to include significant ease-of-use features while providing a high degree of maintainability and supportability across the customer and product lifecycles. The software supports standard formats and transactions for E-Commerce, including EDI, and is designed to be adaptable to newly emerging formats such as XML and OBI. While certain software is designed for installation by the customer, more sophisticated E-Commerce applications often require implementation assistance provided by Harbinger's professional services group. Such instances typically include specific customer requirements for data mapping and translation, as well as integration of the resulting data with the customer's business systems, including popular enterprise resource planning ("ERP") systems. Finally, the software is compatible with the Company's E-Commerce portal, harbinger.net, and seeks to drive recurring revenue through E-Commerce transaction volume.

         Focus on Building and Managing Trading Communities. Harbinger seeks to establish new and larger trading communities by (i) developing marketing and technical competence within specific industries by understanding the needs of major trade organizations or hub companies in the industry, and the trading customs and practices of their trading partners, (ii) working closely with trading partners to define software and information processing requirements,
(iii) developing trading community solutions that meet the needs of trading partners in these markets, and (iv) providing a wide array of value-added, high-quality services to facilitate the adoption and implementation of E-Commerce solutions across these industries.

         Penetrate International Markets. The Company intends to aggressively pursue international E-Commerce opportunities in Europe, the Middle East and Africa. The Company has a direct presence in the United Kingdom, Germany, France, Italy and The Netherlands. Indirect channels through distributors in countries where Harbinger does not have a direct presence complement the Company's direct sales, marketing and support for this region. The Company maintains a direct presence in Mexico, and through a network of resellers, the Company sells into other worldwide markets, pursuing indirect channels of distribution and support for its products and services in the region.

         Achieve and Maintain Operational Excellence. Harbinger's value-proposition is based on a business model of operational excellence. This business model enables the Company to pursue sustainable competitive advantage in its ability to deliver products and services to its customers at the lowest possible cost, with the highest degree of quality and efficiency, backed by expert customer care.

         Pursue Strategic Acquisitions and Alliances. The Company intends to enter new vertical markets, penetrate additional geographic markets and expand its E-Commerce product and service offerings. The Company will continue to seek to acquire complementary technologies and businesses opportunistically, when appropriate and supportable. The Company has in the past completed acquisitions to address other E-Commerce opportunities on the Internet, enter new vertical markets, acquire complementary technologies and further penetrate international markets. The Company also actively seeks strategic alliances with leading professional services companies, software application developers and computer system suppliers to resell, distribute and co-market the Company's E-Commerce software products and services.


PRODUCTS AND SERVICES

         The Company offers a comprehensive range of E-Commerce products and services for entire trading communities. The Company's offerings are divided into three categories: E-Commerce software, telecommunications and services. The following chart summarizes these categories and provides the functions and computer operating systems (where applicable) for the offerings.


                    NAME                                                         DESCRIPTION
-------------------------------------------   --------------------------------------------------------------------------------

E-COMMERCE NETWORK SERVICES
      harbinger.net                           E-Commerce Portal for IP and non-IP transactions,  IP connectivity and hosting, and access to E-Commerce industry content and information


      Harbinger INP                           Software and Web hosting service permitting rapid development of an
                                              E-Commerce Web site with capabilities for promoting and selling products and services via the Internet



                                                                                                            COMPUTER
                                                                                                            OPERATING
                    NAME                                           FUNCTION                                  SYSTEMS
 -----------------------------------------    ----------------------------------------------------    -------------------------
 E-COMMERCE SOFTWARE

      Harbinger Knowbility                    Software and services to manage electronic              Windows NT
                                              catalog content and enterprise data

      Harbinger Express                       Software allowing users to send and receive             Windows 95, Windows
                                              Windows 95, Windows 98, E-Commerce                      98, Windows NT
                                              transactions using only a Web browser
                                              Windows NT or an optional thick client
                                              desktop application


      Harbinger Templar                       Data encryption and communications software             Windows 95, Windows 98,
                                              for transmitting E-Commerce documents over              Windows NT, UNIX
                                              the IP networks

      Harbinger IVAS                          Advanced IP gateway technology for managing             Windows NT, UNIX
                                              and operating an IP service network

                                                                                                            COMPUTER
                                                                                                            OPERATING
                    NAME                                           FUNCTION                                  SYSTEMS
 -----------------------------------------    ----------------------------------------------------    -------------------------
      Harbinger TrustedLink                   E-Commerce and EDI translation, mapping,                Windows 95, Windows 98,
                                              communications and document management                  Windows NT, UNIX, AS/400,
                                                                                                      MVS

      Harbinger Prime Factors                 Encryption for multiple platforms and
                                              applications, including ANSI X12.58 and
                                              X12.42 standards, generalized file security,
                                              ANSI X9.9 and ATM sharing credit and debit
                                              networks



                    NAME                                                         DESCRIPTION
-------------------------------------------   --------------------------------------------------------------------------------
 E-COMMERCE SERVICES
      Trading Partner                         Complete marketing programs to build and manage trading partner communities
      Implementation Program                  including information seminars, support materials, telemarketing, creation and distribution of standard formats.

      Trading Partner Certification           Installation, testing and confirmation of E-Commerce software and communications with trading partners.

      Professional Services                   Application integration, project management, installation services, onsite education and training for Harbinger E-Commerce software products.

      Outsourcing                             Onsite or remote operation, administration and support of customer E-Commerce systems and resources.

      Customer Support                        Telephone hotline, support documentation, network transmission support, electronic software updates.


         E-COMMERCE NETWORK SERVICES

                  harbinger.net. harbinger(R)net is an IP-based portal for application-to-application E-Commerce. harbinger.net will serve as a clearinghouse for E-Commerce information and as a gateway for E-Commerce transactions, noting that these transactions will increasingly flow through real-time, universal and persistently connected networks. Harbinger believes that its network is one of the largest business-to-business E-Commerce networks in the United States as measured by the number of billable subscribers. To manage and facilitate these types of connections, harbinger.net provides a set of features and functions that cover a broad range of services. The harbinger.net portal supports real-time transactions, open network and application interfaces, self-serve customer care facilities and E-Commerce content for industry professionals. harbinger.net is a single-address portal that provides a means for E-Commerce professionals to obtain information, find links to relevant destinations, and conduct Web catalog transactions. harbinger.net also serves as an access point for application to application transactions. The features, services and capabilities of harbinger.net fall into three general categories: Transaction Services; Customer Services, and Content Services.

                  Portal Transaction Services

                  - Transport Services - harbinger.net provides several mechanisms enabling businesses, trading communities, ISPs, system integrators, hosting services and others to transmit and receive E-Commerce transactions.
                  - Connectivity - harbinger.net provides connectivity, data communications protocols and transport applications to move transactions through the portal and on to their destination. The primary protocol suite is oriented around IP technologies, including HTTP, SMTP, and FTP. Although many services of harbinger.net require IP technologies, other protocols and transports are available, including: Async, Bisync, SNA, X.400 and OFTP.
                  - Mailboxing Services - for trading partners who are not immediately accessible (i.e., do not have persistent connection to the network or the connection is down). Unconnected trading partners can access their mailboxes at a later time to pickup their transactions.
                  - Interconnections - interconnections to other networks to ensure that transactions are able to flow through the portal and reach their final destination, such as public VANs (Harbinger, Sterling, GEIS, IBM, etc.), Private VANs, and X.400 Networks.
                  - Security - several security and encryption mechanisms are supported for harbinger.net transactions, including SSL and S/MIME.
                  - Web E-Commerce (Harbinger Express) - harbinger.net provides a Web transaction portal supporting all levels of browser-side applications.
                  - Translation and Mapping Service - This service allows businesses to send transactions through the portal in any format and rely on harbinger.net to ensure that the transactions are transformed into the appropriate data format required by trading partners.
                  - Archiving and Restoral - a standard feature of harbinger.net is the storage and archiving of transactions.
                  - Value-Added Processing - transactions traversing harbinger.net can be momentarily diverted for value-added processing. Some examples of value-added processing are: translation from one E-Commerce standard to another; reformatting; standards compliance checking; event triggers based on various criteria; carbon copy to duplicate and forward transactions to additional mailboxes; and redirection of transactions.
                  - Catalog Content Management - harbinger.net will enable the aggregation and rationalization of catalog content for business-to-business E-Commerce. Tools and services will be provided to allow businesses to submit, review and modify catalog content and then control the release of that content to the in-house catalogs of the user's customers. These services are facilitated via harbinger.net through the use of browser utilities and FTP technologies.
                  - Marketplaces and Storefronts - businesses may provide and host their product catalog content for a storefront or general marketplace using harbinger.net.
                  - Communities of Interest ("COINs") - harbinger.net hosts and serves as an intermediary for E-Commerce COINs. It also serves as a navigation portal (link) for COINs that have E-Commerce functionality.

                  Portal Customer Services

                  - Internet Customer Support System - browser submission, review and modification of trouble tickets, and a direct link into the harbinger.net call support system.
                  - Network Inspector - harbinger.net's document tracking system which includes a flexible, powerful browser interface to enable tracing of every transaction or document, with exact times and checkpoints for each stage of processing and transport.
                  - Harbinger.net also provides the following customer services: Customer Alarm/Alert Notification, Transaction Recovery, Restoral, Retransmission, Error Viewing and Correction, Billing Review, Registration, and Electronic Software Distribution.

                  Portal Content Services

                  - E-Commerce Content - harbinger.net also serves as a portal for information and resources associated with E-Commerce. E-Commerce at harbinger.net includes:
                           E-Commerce standards (ANSI X,12, UN/EDIFACT, XML, OBI, eCo, ANX, EDI-INT, e.g.), news and events associated with e-business, links to associations, organizations, standards bodies, consortiums, vendors, system integrators, consultants, forums and discussion groups, case studies, and an E-Commerce glossary.
                  - Commerce Directory Services - the commerce directory component of harbinger.net is an open directory of businesses trading electronically.

                  - my.harbinger - E-Commerce managers and specialists can personalize their access and use of harbinger.net to ensure that the content and transactions that are most relevant to their business needs are immediately available to them.
                  - Trading Rules Repository - harbinger.net serves as a leading repository of trading rules associated with individual businesses and E-Commerce data standards, including emerging data standards such as XML.

         Harbinger INP. Harbinger INP allows a user to establish an instant presence on the Internet through the creation of a web site for the business user. Users create their web site by entering information in an interview format. The user can then preview their site using the embedded Microsoft Internet Explorer software and publish the site on the harbinger.net web hosting service. Harbinger INP includes an electronic catalog and purchase order system for conducting commerce over the Internet.

E-COMMERCE SOFTWARE

         Harbinger Knowbility. Harbinger Knowbility is an MRO procurement catalog content management service offering that aggregates supplier data specific to a purchaser company so that only appropriate suppliers are presented to the company. This technology is also used to rationalize an enterprise company's material master information for their ERP systems. Electronic catalog technology has been applied in both supply chain management initiatives for production goods and services, and maintenance, repair and operating supplies for non-production goods and services. Harbinger provides its solution in the form of an easy-to-use, web-based application that allows users to search and source data from electronic vendor catalogs and from their own internal inventory.

         Harbinger Express. Harbinger Express enables the large hub companies to trade easily with small spoke trading partners who have been reluctant to implement full-scale EDI. Harbinger Express is typically marketed to larger companies who seek the benefits of traditional EDI, but often have hundreds or thousands of smaller trading partners who are unable or unwilling to invest in the infrastructure required to support EDI. Harbinger Express allows small and mid-size businesses to perform E-Commerce using a Web browser or optionally a Windows client application. Harbinger Express is available as a service hosted by Harbinger on harbinger.net, or as a software license. When purchased as a software license, the Harbinger Express server software resides on a server at the hub location and the Windows client software is installed at a spoke trading partner. For less complex business requirements, the spoke trading partner can use a Web browser. Custom forms are created analogous to the forms promulgated by the various EDI standards bodies to meet the needs of the hub when trading with the spokes in its trading community. Harbinger Express translates EDI documents into a hypertext markup language ("HTML") form that can be accessed by the trading partner via the Internet. Harbinger Express users can also initiate EDI documents simply by filling out a browser-based HTML form at the Harbinger Express Web site. For more complex business requirements, the spoke trading partner can use the Windows client application, which supports offline document processing and application integration.

         Harbinger Templar. Harbinger Templar is an open, standards-based solution for enabling secure transmission of digitally designed electronic documents, including EDI documents, over the Internet and other IP networks. Harbinger Templar supplies security for message transmissions by utilizing public key cryptography techniques licensed from RSA Data Security, Inc. and by implementing security and confidentiality features at the software application level. Templar generates a digital signature for each outbound message that verifies the identity of the sender and automatically detects any alteration of the message upon receipt. Templar automatically tracks message traffic and message integrity and authenticity and provides user-configurable management reports. Templar also maintains transmission records for audit trails. The Company also markets an exportable version of Templar in order to allow export of Templar in compliance with current U.S. export control laws and regulations applicable to encryption technology. Harbinger Templar is available for both UNIX and Windows systems and integrates with the Company's EDI translators.

         Harbinger Internet Value-Added Server ("IVAS"). Harbinger IVAS enables a network services provider to offer a robust, reliable, manageable and sophisticated EC/EDI service network. Harbinger

IVAS consists of modules that allow subscribers to conduct electronic business with their trading partners. Harbinger IVAS provides intermediation, archiving, standards compliance monitoring and third-party services using IP. Harbinger IVAS permits participants in a trading community to select the desired communications transport mechanism for individual documents of a typical EDI transaction.

         Harbinger TrustedLink. The Harbinger TrustedLink family permits fast receipt and transmission of EDI documents and supports a comprehensive range of EDI standards across all major computing platforms, including MVS mainframe, OS/400, UNIX, Windows NT Server, Windows NT Workstation, Windows 98 and Windows
95. The product family facilitates the creation and control of business documents, such as order forms and invoices, and provides data linking and messaging functions that act as a gateway to update a trading partner's accounting system. Additional functionality includes mapping, translation, communication and trading partner management tools and the utilization of standard EDI formats.

         The OS/400 version of Harbinger TrustedLink is the leading EDI software product for the mid-range computer market, operating on the IBM AS/400 computer. The AS/400 is the leading mid-range platform installed worldwide for use as either the main computer for a small or mid-size business or as a departmental or dedicated processor in a larger business.

         The Windows NT Workstation, Windows 98 and Windows 95 versions of Harbinger TrustedLink are designed for small to mid-sized companies. The products perform the critical tasks to create, format and electronically transmit and receive business documents and data between trading partners. The products convert a customer's documents and data into EDI format, translate the document to a standard form for use with the designated trading partner, transmit the information to harbinger.net, the Internet, or other third party networks and convert EDI documents and data received from their trading partners into a format that can be interpreted by the user's personal computer. Other products for the Windows NT Workstation, Windows 98 and Windows 95 platforms include STFORMS, which enables the user to customize the format of EDI documents, and STBAR, which allows the entry of data via bar code scanning. Additionally, STMAP mapping integration software allows users to download EDI data seamlessly from an integrated application and to move data electronically between business programs and EDI applications. Harbinger develops custom software templates, known as forms overlays, to conform to guidelines and parameters identified by the hubs and spokes within trading communities. For example, Harbinger can customize its software to utilize only a specified subset of the ANSI X.12 or EDIFACT standard that the hub companies have defined for the trading relationship. In this way, each trading partner is assured that only the expected data elements are sent and received. The Company distributes these customized forms overlays to help hub companies expand the acceptance of EDI among trading partners. Harbinger maintains an extensive library of forms overlays.

         Harbinger Prime Factors. Harbinger Prime Factors enables banks and other businesses to secure financial and other information transmitted over internal and external networks. Customers include money center banks, large corporations and government agencies interested in securing data transmitted internally and externally. Prime Factors products include Descrypt +, Descrypt/EDI +, Psypher/EDI +, Fdesmac +, PIN Management System and can operate on computer platforms ranging from PCs to UNIX and AS/400, DEC and Tandem machines to MVS mainframes.

E-COMMERCE SERVICES

         Mass Deployment, Trading Partner Implementation and Certification. Harbinger offers mass deployment services to trade organizations or hub companies within selected industries to establish and promote the growth of trading communities. Initially, the Company develops marketing and technical competence within an industry by learning the trading customs and practices of their trading partners. The Company then defines the software and computer system requirements for the promotion of electronic commerce in the trading community. These definitions are used to develop standard and customized software products to meet the needs of trading partners within their own markets. These products are complemented by an array of services to facilitate the adoption and implementation of EDI and other electronic commerce services throughout that industry. Harbinger offers several programs to assist its hub customers in maximizing the use of EDI and electronic commerce among its trading partners. These programs communicate the advantages of EDI and electronic commerce to potential trading partners of a major hub, regardless of size, and include information seminars, support materials and the trading partner certification program. This program assists trading partners in installing, testing and confirming EDI capabilities with hub companies using the Harbinger networks.

         Professional Services. Harbinger technical consultants work with trading communities to create the functional specifications to develop computer programs necessary to integrate EDI with other software applications. This process, known as "mapping," requires the identification of internal data file and record formats along with the creation of functional specifications to integrate EDI with trading partner applications. Harbinger also provides software-programming services to trading communities to create the application interface programs necessary to translate data into and out of EDI standards. In addition, Harbinger offers training classes for various stages of EDI implementation by trading partners. These classes provide instruction on the use of the Company software products operating either alone or together with other application software. The classes explain the basics of EDI and its integration with other application software and provide basic information for creating application interface programs to connect trading partners.

         Outsourcing. Harbinger provides a full complement of E-Commerce outsourcing services to trading communities. Harbinger can provide complete outsourcing of E-Commerce or EDI operations for the hub company of a trading community complete with onsite personnel. The Company also offers remote management of a customer's EDI translator where complete outsourcing is not desired, and Internet applications development for trading hubs desiring customized EC solutions. To ease implementation of EC by businesses reluctant to implement full scale EDI; Harbinger also provides service bureau-type translation and mapping of raw trading information to standard EDI formats and distribution to trading partners.

         Customer Services. Harbinger provides extensive customer service and support to trading partners on the use and operation of its software products and the business processes associated with electronic commerce. The Company's support of EDI communication standards enables its customer support personnel to perform file transfers to analyze problems on a customer's computer system and to transmit software or EDI standard updates to a customer where necessary.

         The Company's principal marketing strategy focuses on establishing electronic trading communities and expanding the number of trading partners using Harbinger software and the harbinger.net portal. The Company targets trading communities composed of trading partners in common industries or markets conducting recurring business transactions. To achieve this objective, the Company has developed a sales and distribution function that includes direct and indirect channels to promote the implementation of E-Commerce within these trading communities through hub and spoke programs, particularly within selected vertical markets. Within its direct selling operations, the Company utilizes a three-tiered marketing program.

SALES AND MARKETING

         Direct. The Company has direct selling operations based in North America, Europe and Mexico. The Company's direct sales organization seeks to license software and sell network and professional services to businesses of all sizes that address the needs and requirements of those businesses E-Commerce objectives. In addition to utilizing Harbinger software and services for their E-Commerce transactions, hub companies also seek to increase the number of trading partners conducting E-Commerce. Harbinger's direct sales organization executes a three-step marketing program to develop and promote the hub companies E-Commerce initiative with their existing or prospective trading partners, referred to as "spokes". First, the Company identifies hub companies that either seek to formulate or expand an E-Commerce program. The Company representatives meet with the hub company and discuss the procedure for enabling the hub company and/or establishing E-Commerce relationships with trading partners. Second, the Company contacts the hub company's trading partners through seminars and by telemarketing, informing these parties of the hub company's E-Commerce requirements and implementation procedures.

The Company schedules and conducts half-day information seminars with potential trading partners of a hub company highlighting the benefits of E-Commerce, explaining the hub company's E-Commerce initiative, and demonstrating the Company's products and services. Hub company representatives generally attend these seminars to present their E-Commerce recommendations and requirements. Third, Harbinger uses telemarketing, direct mail and advertising activities that are targeted at potential trading partners of the hub company. As of March 1, 1999, the Company employed approximately 300 sales and marketing personnel. The Company's compensation strategies are designed to reward sales personnel based upon sales to new customers and the sale of additional products and services to existing customers.

         Indirect. Harbinger seeks to complement its direct selling operations through referral partners and distributors, and relies on distributors in the South American and Asia-Pacific theaters. Through various alliance programs, the Company has established relationships with referral partners, distributors, application software developers, systems integrators and value-added resellers of computer products. The Company's objective is to integrate Harbinger's products with those of its business partners and to promote distribution of Harbinger software along with products and services sold by its Marketing Partners. The Company fosters relationships with software vendors that bundle or imbed the Company's products with their own products, or which resell the Company's products in particular trading communities. Distributors typically sublicense the Company's software to end-user customers and pay the Company a royalty, while co-marketers typically forward leads to the Company in exchange for a percentage referral fee if the sale is completed. The Company has relationships with partners such as AT&T, Ariba, Baan, Booz-Allen & Hamilton, Checkfree, Computer Associates, Concur, Control Data Systems, PriceWaterhouseCoopers, CyberCash, Daly & Wolcott, Data General, Deloitte & Touche, Digital, Entrust Technologies, Ernst & Young, Hewlett-Packard, IBM, Intentia, JBA, JD Edwards, MAPICS, Maxware, Microsoft, Netscape/AOL, Oracle, Peachtree Software, PeopleSoft, SAP, Sprint, Sun, Sybase, Unisys and UUNET Technologies for distribution of its products worldwide.

PRODUCT DEVELOPMENT

         The Company continues to assess the needs of trading partners in various trading communities and to develop software programs and network services, which facilitate electronic commerce transactions over the harbinger.net portal, or directly over standard telephone lines. The Company's product development efforts currently are focused on providing a full range of electronic commerce solutions to Harbinger customers. In addition, the Company has incorporated into its products certain software licensed to it by other software developers, where appropriate, to reduce product development time.

         The Company is in various stages of development for other software applications, including electronic messaging, bar code integration to facilitate the shipping and receiving of goods, an enhanced mapping product to allow users to customize their E-Commerce data to existing software applications, catalog-based solutions, and foreign translations of the Company's software products for distribution in international markets.

COMPETITION

         The E-Commerce services and computer software markets are highly competitive. Numerous companies supply electronic commerce network services, and several competitors target specific vertical markets such as the pharmaceutical, agri-business, retail and transportation industries. Additional competitors provide software designed to facilitate electronic commerce and EDI communications. Several of the Company's most significant competitors provide network services and related software products and services. Other competitors provide PC-based computer programs and network services specifically targeted to facilitate electronic banking transactions. These competitors include banks and financial institutions that operate privately owned computer networks that link directly to their commercial customers. The Company believes that many of its competitors have significantly greater financial and personnel resources than the Company.

         The market for Internet software and services is emerging and highly competitive, ranging from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than the Company. The Company believes that existing competitors are likely to expand the range of their electronic commerce services to include Internet access, and that new competitors, which may include telephone companies and media companies, are likely to increasingly offer services which utilize the Internet to provide business-to-business data transmission services. Additionally, several competitive network service providers allow their subscribers access to the Internet, and several major software and telecommunications companies have Internet access services. If the Internet becomes an accepted method of electronic commerce, the Company could lose network customers that would reduce recurring revenue from network services and have a material adverse effect on the Company.

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

INTELLECTUAL PROPERTY RIGHTS

         In accordance with industry practice, the Company relies primarily on a combination of copyright, patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials principally under trade secret and copyright laws, which afford only limited protection. The Company presently has one U.S. patent for an electronic document interchange test facility, one U.S. patent for technology utilized in the Company's EDI/Open product and U.S. patent applications pending for an EDI communication system and for technology utilized in the Company's Templar product. In addition, the Company has applied for foreign patents relating to technology utilized in the Company's EDI/Open product and foreign patents relating to technology utilized in the Company's Templar product. The Company owns a number of registered and unregistered trademarks. In addition, the Company uses the trademark EDI/400 in connection with its principal EDI product pursuant to a license agreement with IBM that IBM may terminate on 60 days' prior written notice. The Company has not received any indication from IBM that it intends to terminate the agreement. The Company routinely enters into non-disclosure and confidentiality agreements with employees, vendors, contractors, consultants and customers. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that competitors will not independently develop similar technology. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured, licensed or distributed may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. The Company believes that, due to the rapid pace of innovation within the electronic commerce, EDI and related software industries, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. The Company does not believe that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. From time to time, the Company has received notices which allege, directly or indirectly, that the Company's products or other intellectual property rights infringe the rights of others. The Company generally has been able to address these allegations without material cost to the Company. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in electronic commerce grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company.

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

         As of December 31, 1998 Company management estimates that approximately 95% of its product readiness testing has been completed. While most of the Company's products are presently Year 2000 Ready, the Company currently estimates that all of its continuing products will be available to customers in a Year 2000 Ready version by the end of the first quarter of 1999. Certain of the Company's customers are currently using legacy versions of the Company's products for which a Year 2000 Ready version will not be developed. The Company has developed migration plans to move such customers to functionally similar Year 2000 Ready products. The Company is also in the process of implementing a website on the Internet that will include a general overview of the Company's Readiness Assessment Program, including a list of products and the applicable Year 2000 Ready version numbers of such products.

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

         The majority of the work performed for the Company's Year 2000 Readiness Assessment Program has been completed by the Company's staff. Additionally, the Company engaged outside advisors to evaluate the Readiness Assessment Program and to participate in certain elements of product testing. The total costs for completing the Year 2000 Readiness Assessment Program, including modifications to the Company's software products, is estimated to be between $1 million and $2 million, funded through the Company's internal operating cash flows. This cost does not include the cost for new software, or for modifications to existing software, for the Company's core IT and non-IT systems, as these projects were not accelerated due to the Year 2000 issue. Approximately $100,000 to $200,000 in cost remains to be incurred to complete the Company's Readiness Assessment Program.

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

EMPLOYEES

         As of March 9, 1999, the Company had approximately 975 full-time employees. Approximately 195 are technical personnel engaged in maintaining or developing the Company's products or performing related services, approximately 351 are marketing and sales personnel, approximately 330 are customer support and operations personnel, and approximately 99 are involved in administration and finance.

EXECUTIVE OFFICERS

         The current executive officers of the Company and their ages as of March 9, 1999, are as follows:

                       NAME                      AGE                              POSITION
          -------------------------------   --------------    --------------------------------------------------

          C. Tycho Howle                         49           Chairman of the Board of Directors and Chief
                                                              Executive Officer

          James M. Travers                       47           President and Chief Operating Officer

          Joel G. Katz                           34           Chief Financial Officer and Secretary

          Dave Bursiek                           61           Executive Vice President and General Manager,
                                                              Customer Solutions and Enhancements Division

          Daniel L. Manack                       40           Senior Vice President and General Manager, EC
                                                              Solutions Division

          Willem van Nieuwenhuyzen               51           General Manager, Europe, Middle East and Africa


         Mr. Howle, age 49, has been Chairman of the Board of Directors of the Company and its predecessors since 1983, and served as Chief Executive Officer since September 1998 and from 1983 until March 1997.

         Mr. Travers, age 47, currently serves as a Class I director. He has served as President and Chief Operating Officer of the Company since October 1998. He served as President and General Manager of the Company's Software Division from June 1997 until October 1998, and from January 1994 until June 1997, he served as President of Harbinger Enterprise Solutions Division. In this latter capacity, Mr. Travers managed the business operations acquired from Texas Instruments, Inc. ("TI"). From 1978 through 1994, Mr. Travers served in various managerial positions with TI, including Vice President for North American Field Operations and most recently as Director of Business Development for TI's Worldwide Applications Software Business and General Manager of TI's EDI business unit from June 1992 through December 1994.

         Mr. Katz has served as Chief Financial Officer and Secretary of the Company since January 1997. He served as Vice President, Finance and Secretary from January 1995 to January 1997 and Senior Director, Finance of the Company from February 1994 to January 1995. He joined Harbinger in 1990 as Controller and became Director of Finance in December 1991.

         Mr. Bursiek, age 61, has served as Executive Vice President and General Manager of the Customer Solutions and Enhancements Division since February 1999. From January 1997 through February 1999, he served as Senior Vice President of Sales, with responsibility for mass deployment sales. From December 1996 until January 1997, he served as the Executive Vice President of Sales of Supply Tech, Inc., which was acquired by the Company in January 1997. From 1995 until December 1996, he was a management consultant with Optimum Associates, a consulting firm. In 1994, he served as Chief Executive Officer of Sapiens International, a software and consulting firm.

         Mr. Manack, age 41, has served as Senior Vice President and General Manager, EC Solutions Division since February 1999. From February 1998 to February 1999, he served as Vice President and General Manager - Professional Services & Outsourcing Practice and from January 1997 to February 1998 he served as Vice President of Professional Services and Outsourcing. From September 1994 until December 1996, he was a principal with the Information Services unit of Unisys Corporation and from June 1980 until August 1994, he was a Business Manager with Texas Instruments.

         Mr. van Nieuwenhuyzen, age 51, has served as General Manager, Europe, Middle East and Africa since October 1997 and was appointed an officer of Harbinger in November 1997. From September 1995 to October 1997 he served as Manager of Global Accounts, Europe, Middle East and Africa, of Hewlett-Packard EMEA SA, and from May 1991 to September 1995, as Director of Computer Systems Organization of Hewlett-Packard Netherlands BV.

GOVERNMENTAL REGULATIONS AND INDUSTRY STANDARDS

         Government Regulatory and Industrial Policy Risks. The Company's network services are transmitted to its customers over dedicated and public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. Changes in the legislative and regulatory environment relating to online services, EDI or the Internet access industry, including regulatory or legislative changes that directly or indirectly affect telecommunication costs or increase the likelihood of competition from regional telephone companies or others, could have an adverse effect on the Company's business. The Telecommunications Act of 1996 (the "Act") amended the federal telecommunications laws by relaxing restrictions on regional telephone companies and others competing with the Company. The Act set in motion certain events that will lead to the elimination of restrictions on regional telephone companies providing transport between defined geographic boundaries associated with the provision of its own information services. This will enable regional telephone companies to more readily compete with the Company by packaging information service offerings with other services and providing them on a wider geographic scale. While some provisions of the Act have been held by the U.S. Supreme Court to be unconstitutional, there can be no assurance that future legislative or regulatory efforts to limit use of the Internet in a manner harmful to the Company will not be successful. The Clinton Administration has announced an initiative to establish a framework for global electronic commerce. Also, some countries, such as Germany, have adopted laws regulating aspects of the Internet, and there are a number of bills currently being considered in the United States at the federal and state levels involving encryption and digital signatures, all of which may impact the Company. The Company cannot predict the impact, if any, that the Act and future court opinions, legislation, regulations or regulatory changes in the United States or other countries may have on its business. Management believes that the Company is in compliance with all material applicable regulations. The Harbinger IVAS product and the Harbinger Templar product both incorporate encryption technology which is subject to U.S. export control regulations. Although both products are currently exportable under licenses granted by the Commerce Department, government regulation in this area is subject to frequent change and there can be no assurance that these products will remain exportable.


ITEM 2.           PROPERTIES.

         The Company occupies approximately 145,476 square feet of office space in Atlanta, Georgia under a lease expiring in 2008, plus options to extend the lease term. This location serves as the Company's headquarters and data center. The Company also has offices in Michigan, Texas, California, South Carolina, Oregon, Pennsylvania, Canada and Oklahoma, occupying approximately 39,800; 24,000; 73,615; 21,789; 2,100; 215; 4,182 and 3,491 square feet, respectively.
In addition, the Company also has offices in The Netherlands, Germany, the United Kingdom, France, Italy and Mexico occupying approximately 17,108; 14,546; 7,600; 2,390; 2,228 and 1,529 square feet, respectively. The Company's offices are generally located in suburban office park environments.


ITEM 3.           LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings. From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 1998.


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS.

         Harbinger's Common Stock is traded on the Nasdaq National Market under the symbol "HRBC". The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported by The Nasdaq Stock Market for the quarters indicated:

                     QUARTER ENDED                             HIGH PRICE                    LOW PRICE
                    ------------------------------        --------------------         ---------------------

                    March 31, 1997                              $27 1/8                      $14 1/8
                    June 30, 1997                               $21 5/8                      $12 1/8
                    September 30, 1997                          $26 1/8                      $17 3/8
                    December 31, 1997                           $28 5/16                     $13
                    March 31, 1998                              $25 3/16                     $16 1/2
                    June 30, 1998                               $27                          $21
                    September 30, 1998                          $22 13/16                    $6 1/8
                    December 31, 1998                           $ 9 5/16                     $4 1/16


         The closing sale price of the Company's Common Stock as reported by The Nasdaq Stock Market on March 17, 1999 was $7.13.

         The number of shareholders of record of the Company's Common Stock as of March 17, 1999, was approximately 260.

         The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future. The Company declared a 3-for-2 stock split in the form of a stock dividend which was paid on May 15, 1998 to shareholders of record as of May 1, 1998.

         On March 31, 1998, the Company issued 194,497 shares of Common Stock to the interest holders of EDI Works! LLC ("EDI Works!") in exchange for all of the outstanding interest in EDI Works! (the "EDI Works! Acquisition"). The shares of common stock issued in the EDI Works! Acquisition were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in reliance, in part, upon the representations and warranties set forth in the EDI Works! Acquisition agreement.

ITEM 6.           SELECTED FINANCIAL DATA.

         The information set forth under the section entitled "Selected Financial Data" on page 1 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference and filed herewith as part of Exhibit 13.1.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information set forth under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference and filed herewith as a part of Exhibit 13.1.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The quarterly results of operations set forth in the Company's 1998 Annual Report to Shareholders and the following financial statements, related notes thereto and report of independent auditors set forth in the Company's 1998 Annual Report to Shareholders are incorporated herein by reference and filed herewith as a part of Exhibit 13.1.

         Consolidated Balance Sheets as of December 31, 1998 and 1997. Consolidated Statements of Operations for the years ended December 31,
            1998, 1997 and 1996.
         Consolidated Statements of Comprehensive Loss for the years ended
            December 31, 1998, 1997 and 1996.
         Consolidated Statements of Shareholders' Equity for the years ended
            December 31, 1998, 1997 and 1996.
         Consolidated Statements of Cash Flows for the years ended December 31,
            1998, 1997 and 1996.
         Notes to Consolidated Financial Statements.
         Independent Auditors' Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Certain information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on March 31, 1999 under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.          EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on March 31, 1999 under the caption "Executive Compensation."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on March 31, 1999 under the caption "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on March 31, 1999 under the caption "Certain Transactions."

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

                  2.       Financial Statement Schedules

                  (i) The following Financial Statement Schedule of Harbinger Corporation for the Years Ended December 31, 1996, 1997 and 1998 is filed as a part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Harbinger Corporation.


                     HARBINGER CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                       Amount
                                             Balance at  Charged to    Recorded   Charged to                          Balance at
                                            Beginning of  Costs and     Due to      Other                               End of
             Description                       Period     Expenses   Acquisitions  Accounts         Deductions          Period
-----------------------------------------   ------------ ----------  ------------ ----------        ----------        ----------

Allowance for returns and doubtful
    Accounts (in thousands):
         1996 ...........................     $   941         640         325       2,392   (B)      (1,873)   (A)     $ 2,425
         1997 ...........................     $ 2,425       1,561          --       3,148   (B)      (4,344)   (A)     $ 2,790
         1998 ...........................     $ 2,790       6,428          --       3,588   (B)      (3,728)   (A)     $ 9,078

Allowance for net deferred tax assets (in
    Thousands):
         1996 ...........................     $    --       1,494       3,304          --                --            $ 4,798
         1997 ...........................     $ 4,798      13,509       4,364          --                --            $22,671
         1998 ...........................     $22,671       5,171          --          --                --            $27,842

--------------

(A) Deductions represent write-offs of doubtful accounts and sales returns charged against the allowance.
(B) Deductions from revenues for sales returns and allowances.

                          INDEPENDENT AUDITORS' REPORT


               The Board of Directors
               Harbinger Corporation:


               Under date of February 5, 1999, we reported on the consolidated balance sheets of Harbinger Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998 as contained in the Harbinger Corporation 1998 Annual Report to shareholders. We did not audit the 1996 financial statements of Premenos Technology Corp. and subsidiaries, which statements reflect total revenues constituting 38% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Premenos Technology Corp. and subsidiaries for 1996 is based solely on the report of the other auditors. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule for each of the years in the three-year period ended December 31, 1998 listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

               In our opinion, based on our audits and the report of the other auditors with respect to 1996, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                     /s/ KPMG LLP
                                                     ---------------------------
                                                     KPMG LLP

               Atlanta, Georgia
               February 5, 1999


         Schedules not listed above have been omitted because they are not applicable or the information required to be set forth herein is included in the Financial Statements or notes thereto.

               (ii) The following Reports of Independent Public Accountants with respect to the Company's statements of operations, shareholders' equity and cash flows for the year ended December 31, 1996 is filed as a part of this Report on Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of Harbinger Corporation.


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


                                                 /s/  Coopers & Lybrand L.L.P.
                                                 -------------------------------
                                                 COOPERS & LYBRAND L.L.P.

               San Francisco, California
               January 31, 1997, except for Paragraph 3 of Note 16
                  as to which the date is March 16, 1997

         (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter ended December 31, 1998.

                  (i) Report on Form 8-K filed October 1, 1998 with respect to the Company's announcement of its refined strategy, organizational re-structuring and preliminary third quarter results pursuant to Item 5 of Form 8-K and a certain exhibit relating to the same pursuant to Item 7(c) of Form 8-K.

                  (ii) Report on Form 8-K filed October 2, 1998 with respect to the Company's announcement of a stock repurchase program pursuant to Item 5 of Form 8-K and a certain exhibit relating to the same pursuant to Item 7(c) of Form 8-K.

         (c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

       EXHIBIT
        NUMBER                                DESCRIPTION
   ---------------         -----------------------------------------------------

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

         4.2 Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company's Registration
                           Statement on Form S-1 (File 33-93804)).

         4.3               Form of Registration Rights Agreement effective March
                           29, 1996 between each of the Harbinger N.V.
                           Shareholders and the Company (incorporated by reference to Exhibit 2(a) to the Company's Current
                           Report on Form 8-K dated May 3, 1996).

         4.4               Form of Warrant issued to former Harbinger N.V.
                           Shareholders on July 18, 1996 (incorporated by reference to Exhibit 4.5 to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1996).

         4.5 Form of Warrant issued to former INOVIS Shareholders on April 19, 1996 (incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form
                           8-K dated July 1, 1996).

         4.6               Registration Rights Agreement between the Company,
                           Carol G. Croom, Charles E. Webber, Nine-Min Cheng,
                           Judy A. Bailey and Krish R. Sampat, dated as of March
                           31, 1998 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

         10.1              Employment Agreement between the Company and Mr.
                           James M. Travers effective as of February 1, 1995 with Letter from the Company to Mr Travers dated
                           December 27, 1994 (incorporated by reference to
                           Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

         10.2              Employment Agreement between the Company and Mr. C.
                           Tycho Howle effective as of July 1, 1997
                           (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-3 (File
                           No. 33-31191).

         10.3              Employment Agreement between the Company and Mr. Joel
                           G. Katz effective as of March 7, 1994 (incorporated by reference to Exhibit 10.26 to the Company's
                           Registration Statement on Form S-1 (File No.
                           33-93804) declared effective August 22, 1995).

         10.4              Employment Agreement between the Company and Mr.
                           David T. Leach effective as of July 1, 1997
                           (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-3 (File
                           No. 33-31191).

         10.5              Employment Agreement between the Company and Mr.
                           Willem van Nieuwenhuyzen effective August 1, 1997
                           (incorporated by reference to Exhibit 99A to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

         10.6              Amended and Restated 1993 Stock Option Plan for
                           Nonemployee Directors effective as of August 11, 1993
                           (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (File
                           33-93804) declared effective on August 22,1995).

         10.7              First Amendment to Harbinger Corporation Amended and
                           Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.50 to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1995).

         10.8              Third Amendment to Amended and Restated 1993 Stock
                           Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.17 to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1996).

         10.9              Lease between the Company and 1277 Lenox Park
                           Boulevard, LLC for office located at 1277 Lenox Park
                           Boulevard, Atlanta, Georgia dated October 10, 1997
                           (incorporated by reference to Exhibit 99c to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

         10.10 Amended and Restated 1989 Stock Option Plan effective as of April 15, 1992 (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

         10.11 Form of Indemnification Agreement between the Company and Directors (incorporated by reference to Exhibit
                           10.43 to the Company's Registration Statement on Form
                           S-1 (File 33-93804) declared effective on August 22,
                           1995).

         10.12             Harbinger Corporation 1996 Stock Option Plan
                           (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

         10.13             First Amendment to the 1996 Harbinger Corporation
                           Stock Option Plan (incorporated by reference to
                           Exhibit 99.1 to the Company's Form S-8 Registration
                           Statement (File 333-30219) filed June 27, 1997).

         10.14             Second Amendment to the 1996 Harbinger Corporation
                           Stock Option Plan (incorporated by reference to
                           Exhibit 99.1 to the Company's Form S-8 Registration
                           Statement (File 333-42959) filed December 22, 1997).

         10.15             Amended and Restated Harbinger Corporation Employee
                           Stock Purchase Plan (incorporated by reference to
                           Exhibit 10.28 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1995).

         10.16             First Amendment to Harbinger Corporation Employee
                           Stock Purchase Plan (incorporated by reference to
                           Exhibit 10.28 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1995).

         10.17             Form of Amendment to Employment Agreement of James
                           Travers and Joel Katz (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1998).

         10.18 Form of Indemnification Agreement for certain of the Company's Directors and Officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended June 30,
                           1998).

         10.19             Third Amendment to the Harbinger Corporation 1996
                           Stock Option Plan (incorporated by reference to
                           Exhibit 99.1 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1998).

         10.20             Second Amendment to the Amended and Restated
                           Harbinger Corporation Employee Stock Purchase Plan
                           (incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

         10.21 Fourth Amendment to the Harbinger Corporation Amended and Restated 1993 Stock Option Plan for Nonemployee
                           Directors (incorporated by reference to Exhibit 99.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

         10.22             Third Amendment to the Amended and Restated Harbinger
                           Corporation Employee Stock Purchase Plan
                           (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

         10.23             Employment Agreement between the Company and Dave
                           Bursiek effective December 1, 1996

         10.24             Form of Employment Agreement between the Company and
                           Dan Manack effective December 4, 1996.

         10.25             Amendment No. 1 to Lease  between the Company and
                           1277 Lenox Park Blvd., LLC dated June 5, 1998.

         13.1 The following financial information included within the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998:

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

         21.1              List of Subsidiaries of Company.

         23.1              Consent of KPMG LLP.

         23.2              Consent of PricewaterhouseCoopers LLP.

         27.1              Financial Data Schedule for the Year Ended December 31,
                           1998.

         27.2              Restated Financial Data Schedule for the Year Ended
                           December 31, 1997.

         27.3              Restated Financial Data Schedule for the Year Ended
                           December 31, 1996.

         99.1              Safe Harbor Compliance Statement.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1999.

                                          HARBINGER CORPORATION



                                          By: /s/ C. Tycho Howle
                                             -----------------------------------
                                                  C. Tycho Howle
                                                  Chairman and Chief Executive
                                                  Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

            SIGNATURE                                  TITLE                                DATE

      /s/ C. Tycho Howle                    Chief Executive Officer;                   March 30, 1999
      ---------------------                 Chairman of the Board of
      C. Tycho Howle                        Directors
                                            (Principal Executive Officer)


      /s/ David T. Leach                    Vice Chairman - International;             March 30, 1999
      ---------------------                 Director
      David T. Leach


      /s/ James M. Travers                  President; Chief Operating                 March 30, 1999
      ---------------------                 Officer; Director
      James M. Travers


      /s/ Joel G. Katz                      Chief Financial Officer;                   March 30, 1999
      ---------------------                 Secretary; (Principal Financial
      Joel G. Katz                          Officer; Principal Accounting
                                            Officer)


      /s/ William D. Savoy                  Director                                   March 30, 1999
      ---------------------
      William D. Savoy


      /s/ William B. King                   Director                                   March 30, 1999
      ---------------------
      William B. King


      /s/ Stuart L. Bell                    Director                                   March 30, 1999
      ---------------------
      Stuart L. Bell


      /s/ Benn R. Konsynski                 Director                                   March 30, 1999
      ---------------------
      Benn R. Konsynski


      /s/ Ad Nederlof                       Director                                   March 30, 1999
      ---------------------
      Ad Nederlof


      /s/ Klaus Neugebauer                  Director                                   March 30, 1999
      ---------------------
      Klaus Neugebauer


      /s/ David Hildes                      Director                                   March 30, 1999
      ---------------------
      David Hildes


      /s/ John Lowenberg                    Director                                   March 30, 1999
      ---------------------
      John Lowenberg

      EXHIBIT
       NUMBER                                 DESCRIPTION
   ----------------        -----------------------------------------------------

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

         4.2 Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company's Registration
                           Statement on Form S-1 (File 33-93804)).

         4.3               Form of Registration Rights Agreement effective March
                           29, 1996 between each of the Harbinger N.V.
                           Shareholders and the Company (incorporated by reference to Exhibit 2(a) to the Company's Current
                           Report on Form 8-K dated May 3, 1996).

         4.4               Form of Warrant issued to former Harbinger N.V.
                           Shareholders on July 18, 1996 (incorporated by reference to Exhibit 4.5 to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1996).

         4.5 Form of Warrant issued to former INOVIS Shareholders on April 19, 1996 (incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form
                           8-K dated July 1, 1996).

         4.6               Registration Rights Agreement between the Company,
                           Carol G. Croom, Charles E. Webber, Nine-Min Cheng,
                           Judy A. Bailey and Krish R. Sampat, dated as of March
                           31, 1998 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

         10.1              Employment Agreement between the Company and Mr.
                           James M. Travers effective as of February 1, 1995 with Letter from the Company to Mr Travers dated
                           December 27, 1994 (incorporated by reference to
                           Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

         10.2              Employment Agreement between the Company and Mr. C.
                           Tycho Howle effective as of July 1, 1997
                           (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-3 (File
                           No. 33-31191).

         10.3              Employment Agreement between the Company and Mr. Joel
                           G. Katz effective as of March 7, 1994 (incorporated by reference to Exhibit 10.26 to the Company's
                           Registration Statement on Form S-1 (File No.
                           33-93804) declared effective August 22, 1995).

         10.4              Employment Agreement between the Company and Mr.
                           David T. Leach effective as of July 1, 1997
                           (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-3 (File
                           No. 33-31191).

         10.5              Employment Agreement between the Company and Mr.
                           Willem van Nieuwenhuyzen effective August 1, 1997
                           (incorporated by reference to Exhibit 99A to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

         10.6              Amended and Restated 1993 Stock Option Plan for
                           Nonemployee Directors effective as of August 11, 1993
                           (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (File
                           33-93804) declared effective on August 22,1995).

         10.7              First Amendment to Harbinger Corporation Amended and
                           Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.50 to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1995).

         10.8              Third Amendment to Amended and Restated 1993 Stock
                           Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.17 to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1996).

         10.9              Lease between the Company and 1277 Lenox Park
                           Boulevard, LLC for office located at 1277 Lenox Park
                           Boulevard, Atlanta, Georgia dated October 10, 1997
                           (incorporated by reference to Exhibit 99c to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

         10.10 Amended and Restated 1989 Stock Option Plan effective as of April 15, 1992 (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

         10.11 Form of Indemnification Agreement between the Company and Directors (incorporated by reference to Exhibit
                           10.43 to the Company's Registration Statement on Form
                           S-1 (File 33-93804) declared effective on August 22,
                           1995).

         10.12             Harbinger Corporation 1996 Stock Option Plan
                           (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

         10.13             First Amendment to the 1996 Harbinger Corporation
                           Stock Option Plan (incorporated by reference to
                           Exhibit 99.1 to the Company's Form S-8 Registration
                           Statement (File 333-30219) filed June 27, 1997).

         10.14             Second Amendment to the 1996 Harbinger Corporation
                           Stock Option Plan (incorporated by reference to
                           Exhibit 99.1 to the Company's Form S-8 Registration
                           Statement (File 333-42959) filed December 22, 1997).

         10.15             Amended and Restated Harbinger Corporation Employee
                           Stock Purchase Plan (incorporated by reference to
                           Exhibit 10.28 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1995).

         10.16             First Amendment to Harbinger Corporation Employee
                           Stock Purchase Plan (incorporated by reference to
                           Exhibit 10.28 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1995).

         10.17             Form of Amendment to Employment Agreement of James
                           Travers and Joel Katz (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1998).

         10.18 Form of Indemnification Agreement for certain of the Company's Directors and Officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended June 30,
                           1998).

         10.19             Third Amendment to the Harbinger Corporation 1996
                           Stock Option Plan (incorporated by reference to
                           Exhibit 99.1 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1998).

         10.20             Second Amendment to the Amended and Restated
                           Harbinger Corporation Employee Stock Purchase Plan
                           (incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

         10.21 Fourth Amendment to the Harbinger Corporation Amended and Restated 1993 Stock Option Plan for Nonemployee
                           Directors (incorporated by reference to Exhibit 99.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

         10.22             Third Amendment to the Amended and Restated Harbinger
                           Corporation Employee Stock Purchase Plan
                           (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

         10.23             Employment Agreement between the Company and Dave
                           Bursiek effective December 1, 1996.

         10.24             Form of Employment Agreement between the Company and
                           Dan Manack effective December 4, 1996.

         10.25             Amendment No. 1 to Lease between the Company and 1277
                           Lenox Park Blvd., LLC dated June 5, 1998.

         13.1 The following financial information included within the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998:

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

         21.1              List of Subsidiaries of Company.

         23.1              Consent of KPMG LLP.

         23.2              Consent of PricewaterhouseCoopers LLP.

         27.1              Financial Data Schedule for the Year Ended December 31, 1998.

         27.2              Restated Financial Data Schedule for the Year Ended December 31, 1997.

         27.3              Restated Financial Data Schedule for the Year Ended December 31, 1996.

         99.1              Safe Harbor Compliance Statement.