Form 10-Q
period 1999-03-31
HARBINGER CORP
filed 1999-05-17
CIK 947116

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------   ---------------

                         COMMISSION FILE NUMBER 0-26298

                              HARBINGER CORPORATION
             (Exact name of registrant as specified in its charter)


                          GEORGIA                                                     58-1817306
      (State or other Jurisdiction of incorporation or                   (I.R.S. Employer Identification No.)
                       organization)


                 1277 LENOX PARK BOULEVARD                                              30319
                      ATLANTA, GEORGIA                                                (Zip Code)
          (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 467-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the issuer's class of capital stock outstanding as of May 3, 1999, the latest practicable date, is as follows: 38,383,412 shares of Common Stock, $.0001 par value.


-------------------------------------------------------------------------------

                              HARBINGER CORPORATION
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                   Number
                                                                                                -------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets - (Unaudited) March 31, 1999
                   and December  31, 1998.................................................

              Consolidated Statements of Operations (Unaudited) - Three
                  Months Ended March 31, 1999 and 1998....................................

              Consolidated Statements of Comprehensive Income (Loss) (Unaudited) -
                     Three Months Ended March 31, 1999 and 1998...........................

              Consolidated Statements of Cash Flows (Unaudited) -
                     Three Months Ended March 31, 1999 and 1998...........................

              Notes to Consolidated Financial Statements (Unaudited)......................


Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................................


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..............................

Item 6.  Exhibits and Reports on Form 8-K.................................................


PART III.  SIGNATURES.....................................................................

ITEM 1.  FINANCIAL STATEMENTS



                              HARBINGER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    March 31,      December 31,
                                                                                      1999            1998
                                                                                   ----------      ------------
                                   ASSETS
Current assets:
   Cash and cash equivalents ................................................      $   14,109      $     33,059
   Short-term investments ...................................................          59,901            59,248
   Accounts receivable, less allowances for returns and
     doubtful accounts of  $5,458 at March 31, 1999
     and $5,464 at December 31, 1998 ........................................          32,469            35,891
   Royalties receivable, less allowance for doubtful accounts of $2,864 at March 31, 1999 and $3,614
     at December 31, 1998 ...................................................             681             1,730
   Deferred income taxes ....................................................           2,103             2,103
   Other current assets .....................................................           4,975             5,622
                                                                                   ----------      ------------
       Total current assets .................................................         114,238           137,653
                                                                                   ----------      ------------
   Property and equipment, less accumulated depreciation
     and amortization .......................................................          23,707            23,150
   Intangible assets, less accumulated amortization .........................          16,884            16,803
   Deferred income taxes ....................................................             698               698
   Other assets .............................................................             637                65
                                                                                   ----------      ------------
                                                                                   $  156,164      $    178,369
                                                                                   ==========      ============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................................      $    3,538      $      5,566
   Accrued expenses .........................................................          26,726            31,571
   Deferred revenues ........................................................          19,467            21,213
                                                                                   ----------      ------------
       Total current liabilities ............................................          49,731            58,350
                                                                                   ----------      ------------

Commitments and contingencies

Redeemable preferred stock:
   Zero coupon redeemable preferred stock, no par value; 2,000,000
     shares authorized, issued and outstanding ..............................               _                 _

Shareholders' equity:
   Preferred stock, no par value; 18,000,000 shares authorized;
     none issued or outstanding..............................................               _                 _
   Common stock, $0.0001 par value; 100,000,000 shares
     authorized, 42,439,760 shares and 42,313,031 shares issued
     as of  March 31, 1999 and December 31, 1998 ............................               4                 4
   Additional paid-in capital ...............................................         202,101           201,615
   Accumulated deficit ......................................................         (71,187)          (73,528)
    Accumulated other comprehensive loss ....................................          (1,257)             (622)
         Treasury stock, 4,056,050 shares as of March 31, 1999 and
         1,562,100 shares as of December 31, 1998 ...........................         (23,228)           (7,450)
                                                                                   ----------      ------------
              Total shareholders' equity ....................................         106,433           120,019
                                                                                   ----------      ------------
                                                                                   $  156,164      $    178,369
                                                                                   ==========      ============

          See accompanying notes to consolidated financial statements.

                              HARBINGER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                             ---------------------
                                                                               1999         1998
                                                                             -------      --------
Revenues:
   Services ...........................................................      $25,372      $ 19,849
   Software ...........................................................        8,131        10,203
                                                                             -------      --------
     Total revenues ...................................................       33,503        30,052
                                                                             -------      --------

Direct costs:
   Services ...........................................................       10,626         7,033
   Software ...........................................................        1,131           771
                                                                             -------      --------
     Total direct costs ...............................................       11,757         7,804
                                                                             -------      --------

         Gross margin .................................................       21,746        22,248
                                                                             -------      --------

Operating costs:
   Selling and marketing ..............................................        8,183         6,612
   General and administrative .........................................        6,560         5,499
   Depreciation and amortization ......................................        2,233         1,875
   Product development ................................................        3,214         2,519
   Charge for purchased in-process product development,
     write-off of software development costs, restructuring,
     acquisition related and other charges ............................           --         8,039
                                                                             -------      --------
       Total operating costs ..........................................       20,190        24,544
                                                                             -------      --------
         Operating income (loss) ......................................        1,556        (2,296)

Interest income, net ..................................................          898         1,311
                                                                             -------      --------
           Income (loss) from continuing operations before income taxes        2,454          (985)
Income tax expense ....................................................          113           136
                                                                             -------      --------
         Income (loss) from continuing operations .....................        2,341        (1,121)
Loss from discontinued operations .....................................           --          (217)
                                                                             -------      --------
         Net income (loss) applicable to common shareholders ..........      $ 2,341      $ (1,338)
                                                                             =======      ========


Basic earnings per common share:
   Income (loss) from continuing operations ...........................      $  0.06      $  (0.03)
   Income (loss) from discontinued operations .........................           --            --
                                                                             -------      --------
       Net income (loss) per common share .............................      $  0.06      $  (0.03)
                                                                             =======      ========

Weighted average number of common shares outstanding
                                                                              39,879        41,046
                                                                             =======      ========

Earnings per common share assuming dilution:
   Income (loss) from continuing operations ...........................      $  0.06      $  (0.03)
   Income (loss) from discontinued operations .........................           --            --
                                                                             -------      --------
       Net income (loss) per common share .............................      $  0.06      $  (0.03)
                                                                             =======      ========

Weighted average number of common shares outstanding assuming
   dilution ...........................................................       40,451        41,046
                                                                             =======      ========




          See accompanying notes to consolidated financial statements.

                              HARBINGER CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                             Three Months Ended
                                                                 March 31,
                                                            ---------------------
                                                             1999          1998
                                                            -------       -------

   Net income (loss) applicable to common shareholders      $ 2,341       $(1,338)
   Other comprehensive loss, net of tax:
     Foreign currency translation adjustments ........         (635)         (205)
                                                            -------       -------

       Comprehensive income (loss) ...................      $ 1,706       $(1,543)
                                                            =======       =======




          See accompanying notes to consolidated financial statements.

                              HARBINGER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Three Months Ended
                                                                         March 31,
                                                                  -----------------------
                                                                    1999           1998
                                                                  --------       --------

Cash flows provided by operating activities ................      $    454       $  1,150

Cash flows from investing activities:
   Net (purchases) redemption  of short-term investments ...          (653)         1,066
   Purchases of property and equipment .....................        (2,378)        (2,545)
   Additions to software development costs .................          (887)          (869)
                                                                  --------       --------
         Net cash used in investing activities .............        (3,918)        (2,348)
                                                                  --------       --------

Cash flows from financing activities:
   Exercise of stock options and warrants and issuance of
     stock under employee stock purchase plan ..............           486          6,746
   Purchases of common stock ...............................       (15,778)            --
   Principal payments under notes payable and long-term debt            --           (169)
                                                                  --------       --------
         Net cash provided by (used in) financing activities       (15,292)         6,577
                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents .......       (18,756)         5,379
Cash and cash equivalents at beginning of period ...........        33,059         69,811
Effect of exchange rates on cash held in foreign currencies           (194)            12
Cash received from acquisitions ............................            --             52
                                                                  --------       --------
Cash and cash equivalents at end of period .................      $ 14,109       $ 75,254
                                                                  ========       ========

Supplemental disclosures:
   Cash paid for interest ..................................      $     --       $     25
                                                                  ========       ========
   Cash paid for income taxes ..............................      $     45       $    347
                                                                  ========       ========



          See accompanying notes to consolidated financial statements.

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Harbinger Corporation's ("Harbinger" or the "Company") Form 10-K for the year ended December 31, 1998 and the Company's current report on Form 8-K dated April 2, 1999.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the quarter ended March 31, 1998 unaudited consolidated financial statements to conform with the presentation of quarter ended March 31, 1999.

         SEGMENT REPORTING

         On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, issued by the FASB in June 1997, effective for fiscal years beginning after December 15, 1997.

2.       SHAREHOLDERS' EQUITY

         On March 22, 1999 the Board of Directors approved the purchase of an additional 10% of the Company's outstanding shares of common stock under its existing stock repurchase program. The Company completed the 10% repurchase authorized on October 2, 1998 on March 19, 1999.

3. CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT, WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS, RESTRUCTURING, ACQUISITION RELATED AND OTHER CHARGES

         For the quarter ended March 31, 1999, the Company did not incur charges for purchased in-process product development, write-off of software development costs, restructuring, acquisition related and other charges ("Charges"). A summary of the Charges incurred in the quarter ended March 31, 1998 is as follows:



                                                                       Three Months
                                                                      Ended March 31,
                                                                           1998
                                                                        ---------
                Integration costs ...............................       $   6,380
                Transaction charges..............................             388
                Asset write downs................................             151
                Severance costs..................................           1,120
                                                                        ---------
                                                                        $   8,039
                                                                        =========

         Approximately $2.0 million of the Charges incurred in the three months ended March 31, 1998 resulted from the redirection of internal resources and their associated costs ("Integration Activity Costs") to manage integration activities. In 1999 the management of these activities has been completed and these internal resources and their associated costs are therefore recorded to their original operation expense categories.

         At March 31, 1999 the accrued liabilities related to Charges were approximately $5.8 million, compared to approximately $7.5 million at December 31, 1998, primarily as a result of charges to the reserve for leases, severance costs, professional fees and payments to customers of phased-out products in lieu of continued service obligations on those contracts. Certain Charges involve management estimates, as follows: lease termination costs and other costs to exit activities, which include anticipated liabilities and obligations associated with phasing out products. Actual results could vary from these estimates.

4.       INCOME TAXES

         The Company reduced its valuation allowance in the quarter ended March 31, 1999 by $844,000. This relates to the reduction in the gross deferred income tax assets that are realized through reversals of existing deductible temporary differences. The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits as reassessment indicates it is more likely than not that the benefits will be realized.


5.       DISCONTINUED OPERATIONS

         In the third quarter of 1998 the Board of Directors approved the discontinuance of the TrustedLink Procurement business ("TLP"), expected to be sold or liquidated within 12 months. The results of operations for the TLP business for all periods prior to the discontinuation date of September 30, 1998 are reported in the accompanying consolidated statements of operation under "loss from discontinued operations". Revenues from TLP were $29,000 and $1.0 million for the three-month periods ended March 31, 1999 and 1998, respectively. The Company provided for an estimated anticipated loss on the future disposal of TLP, including an estimate for operating losses during the phase-out period, of $6.4 million at September 30, 1998. The balance of the loss reserve at March 31, 1999 was $4.7 million after $455,000 in operating losses in the first quarter of 1999. The anticipated loss on the disposal of TLP contains certain management estimates, included but not limited to sales proceeds, lease exist costs and length of operations beyond the measurement date. Actual results could vary from such estimates. No income tax benefit was recognized in any period due to the Company's net operating loss carry forwards. The operating loss incurred for TLP from the measurement date to March 31, 1999 was $1.1 million.

The assets and liabilities of TLP are included in the Company's consolidated balance sheets as follows:


                                           March 31,     December 31,
                                              1999           1998
                                           ---------     ------------
          Accounts receivable              $     380     $        454
          Other current assets                   102              106
          Property and equipment, net            766              766
          Intangible assets, net               2,454            2,454
          Deferred revenue                       (26)             (45)
          Current liabilities                   (345)            (281)
                                           ---------     ------------
                   Net Assets              $   3,331     $      3,454
                                           =========     ============

6.       RELATED PARTY TRANSACTIONS

         The Company received notes receivable during the first quarter of 1999 of $605,000 from five former shareholders of EDI Works! LLC., an immaterial pooling of interests acquisition completed in 1998. The terms of the notes are for 18 months with an annual interest rate of 8.75%. Interest accrues on a monthly basis with principal and interest due at the end of the notes.

7.       SEGMENT INFORMATION

         The Company operates in a single industry segment: the development, marketing and supporting of software products and the providing of network and consulting services to enable businesses to engage in E-Commerce. The Company manages its business along geographical lines, thus resulting in three reportable segments: North America, Europe, and Asia Pacific and Latin America. The accounting policies of each segment are the same as those described in the summary of significant accounting policies. Revenues are attributed to a reportable segment based on the location of the customer. Management evaluates the performance of each segment on the basis of operating income, excluding integration and restructuring charges and certain general and administrative credits. Intersegment royalties are calculated based upon revenues, as defined, derived from the sales of certain software products and services at agreed upon percentages between the segments.

         A summary of the Company's reportable segments as of March 31, 1999 and March 31, 1998 is presented below (in thousands):


                                                       North                              Latin
                                                      America            Europe          America           Total
                                                                                     & Asia Pacific
                                                    ----------           -------     ---------------      ---------
Revenues:
     1999                                           $   28,413           $ 5,729           $  511         $ 34,653
     1998                                           $   25,311           $ 5,096           $  398         $ 30,805
Intersegment Royalties:
     1999                                           $    1,150           $     -           $    -         $  1,150
     1998                                           $      753           $     -           $    -         $    753
Operating Income (as defined):
     1999                                           $       54           $   833           $  (81)        $    806
     1998                                           $    5,380           $   231           $  132         $  5,743




                                                       1999            1998
                                                     --------        --------
Revenues:
---------
Total gross revenues for reportable segments         $ 34,653        $ 30,805
Elimination of intersegment royalties                  (1,150)           (753)
                                                     --------        --------
   Total consolidated revenues                       $ 33,503        $ 30,052
                                                     ========        ========

                                                         1999            1998
                                                     --------        --------

Operating Income (as defined):
------------------------------
Total operating income for reportable segments       $    806        $  5,743
Charges for integration and restructuring                  --          (8,039)
Certain general and administrative credits                750              --
                                                     --------        --------
   Total consolidated operating income (loss)        $  1,556        $ (2,296)
                                                     ========        ========

8.       CONTINGENCIES

         The Company is involved in claims and other legal actions arising out of the ordinary course of business. While the ultimate results and outcome cannot be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and the Company's Form 10-K for the year ended December 31, 1998 and the Company's current report on Form 8-K dated April 2, 1999.

OVERVIEW

         Harbinger Corporation (the "Company") generates revenues from various sources, including revenues for services and license fees and royalties for software. Revenues for services principally include subscription fees for transactions on Harbinger.net, the Company's electronic commerce portal, software maintenance and implementation charges and professional service fees for consulting and training services. Subscription fees are based on a combination of monthly access charges and transaction-based usage charges and are recognized based on actual charges incurred each month. Software maintenance and implementation revenues represent recurring charges to customers and are deferred and recognized ratably over the service period. Revenues for professional services are based on actual services rendered and are recognized as services are performed. License fees for software are generally recognized upon shipment, net of estimated returns. Software revenues also include royalty revenues under distribution agreements with third parties which are recognized either on shipment of software to a distributor or upon sales to end users by a distributor depending on the terms of the distribution agreement.

RESULTS OF OPERATIONS

REVENUES

         Total revenues increased 11% to $33.5 million in the three months ended March 31, 1999 from $30.1 million in the same period in 1998. Revenues for services increased 28% to $25.4 million in the three months ended March 31, 1999 from $19.8 million in the same period in 1998, reflecting increases in professional services and maintenance revenues.

         Revenues from software license fees decreased 20% to $8.1 million in the three months ended March 31, 1999 from $10.2 million in the same period in 1998. The decrease in 1999 compared to 1998 was primarily attributable to the phase-out of certain non-strategic software products ("Sunset Products") and a reduction in the fees received from third party resellers of the Company's software products.

DIRECT COSTS

         Direct costs for services increased to $10.6 million in the three months ended March 31, 1999 from $7.0 million in the three months ended March 31, 1998. As a percentage of services revenues, these costs were 41.9% for the three months ended March 31, 1999 and 35.4% for the three months ended March 31, 1998. The increase in direct costs as a percentage of services revenues for the first quarter of 1999 compared to the first quarter of 1998 primarily reflects the effects of a higher mix of professional services revenues in the first quarter of 1999 and the effect of reallocating costs to Integration Activity Costs in 1998.

         Direct software costs increased to $1.1 million for the three months ended March 31, 1999 from $771,000 for the three months ended March 31, 1998. Direct software costs as a percentage of software revenues were 13.9% for the three months ended March 31, 1999 and 7.6% for the three months ended March 31, 1998. The increase in direct software costs as a percentage of software revenues for the first quarter of 1999 compared to the first quarter of 1998 primarily reflects the effects of increased amortization of capitalized software for certain newly released products, and to a lesser extent, write-off of outdated collateral materials, accompanied by the decreased revenues from Sunset Products.

SELLING AND MARKETING

         Selling and marketing expenses increased 24% to $8.2 million, or 24.4% of revenues in the three months ended March 31, 1999, from $6.6 million, or 22.0% of revenues in the three months ended March 31, 1998. The increase in selling and marketing expenses as a percentage of revenues is primarily due to increased marketing programs in 1999 and the effect of reallocating costs to Integration Activity Costs in 1998.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 19% to $6.6 million in the three months ended March 31, 1999 from $5.5 million in the three months ended March 31, 1998. As a percentage of revenues, these expenses increased to 19.6% of revenues in the three months ended March 31, 1999 from 18.3% of revenues in the three months ended March 31, 1998. The 1999 period includes a credit of $750,000 due to the receipt of an outstanding royalty receivable from a specific customer that had been written off in 1998. If this receipt had not occurred, general and administrative expenses would have been $7.3 million or 21.8% of revenues. The increase as a percentage of revenues is attributed to the effect of reallocating costs to Integration Activity Costs in 1998, and an increase in office space to accommodate expansion, an increase in infrastructure investments, principally in the Information Technology area, and an increase in compensation-related accruals in 1999.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased 19% to $2.2 million in the three months ended March 31, 1999 from $1.9 million in the three months ended March 31, 1998. As a percentage of revenues, these expenses were 6.7% for the first quarter of 1999 and 6.2% for the first quarter of 1998. The increase in depreciation and amortization for the three months ended March 31, 1999 compared to 1998 is primarily associated with the purchase of computer hardware and software associated with the Company's increased investments in its information technology infrastructure.

   PRODUCT DEVELOPMENT

         Total expenditures for product development, including capitalized software development costs, increased to $4.1 million for the three months ended March 31, 1999 from $3.4 million for the three months ended March 31, 1998. Total expenses for product development increased to $3.2 million, for the three months ended March 31, 1999 from $2.5 million compared to the same period of 1998. As a percentage of revenues total product development expenses increased to 9.6% in the three months ended March 31, 1999 from 8.4% in the same period of 1998. The increase in 1999 is due to increased development of internet based products and the effect of reallocating costs to Integration Activity Costs in 1998. The Company capitalized software costs of $887,000 in 1999 and $869,000 in 1998.

CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT, WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS, RESTRUCTURING, ACQUISITION RELATED AND OTHER CHARGES ("CHARGES")

         The Company incurred Charges of $27.0 million during the year ended December 31, 1998 relating to the costs of integrating its acquisition in 1998 and 1997 and restructuring in 1998. Approximately $4.1 million of the Charges consisted of an allocation of internal costs associated with personnel who performed integration-related activities associated with these acquisitions ("Integration Activity Costs"). The integration activities were completed by the end of 1998 and the internal resources and their associated costs may recur in their original expense categories in 1999.

         For the quarters ended March 31, 1999 and 1998, the Company incurred $0 and $8.0 million, respectively, in Charges, of which $2.0 million in 1998 was costs reclassified internally as Integration Activity Costs. (See Note 3 to the accompanying unaudited consolidated financial statements.)

INTEREST INCOME, NET

         Interest income, net, decreased 31% to $898,000 for the three months ended March 31, 1999 from $1.3 million for the three months ended March 31, 1998 as a result of spending approximately $15.8 million to acquire common stock of the Company authorized in its on-going repurchase program.

INCOME TAXES

         The Company recorded lower income tax expense of $113,000 for the three months ended March 31, 1999 as compared to $136,000 for the three months ended March 31, 1998, primarily as a result of the reduction of the valuation allowance.

DISCONTINUED OPERATIONS

         In the third quarter of 1998, the Board of Director's approved the discontinuance of Trusted Link Procurement ("TLP") business. The $217,000 loss from discontinued operations is the result of reclassifying the net operating results of TLP for the three months ended March 31, 1998. (See Note 5 to the accompanying unaudited consolidated financial statements.)

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

         Net income applicable to common shareholders increased to $2.3 million or $0.06 per share for the quarter ended March 31, 1999 from a loss of $1.3 million or ($0.03) per share for the quarter ended March 31, 1998. Net income, adjusted to exclude a specific $750,000 credit to general and administrative expense in the first quarter of 1999 and $8.0 million in Charges in the first quarter of 1998, net of the effect of income taxes at 39%, would have been $1.0 million or $0.3 per share for the first quarter of 1999, compared to $4.4 million or $0.10 per share in the same period in 1998, representing a 76% decrease in net income from 1998 to 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased $14.8 million to $64.5 million as of March 31, 1999 from $79.3 million as of December 31, 1998. In the three months ended March 31, 1999, cash provided by operating activities was $454,000 compared to $1.1 million for the three months ended March 31, 1998. The Company used net cash in investing activities of $3.9 million for the three months ended March 31, 1999 compared to $2.4 million for the three months ended March 31, 1998. The change in cash used in investing activities for the period ended March 31, 1999 compared to 1998 was primarily from increased net purchases of short-term investments. Cash used in financing activities of $15.3 million for the period ended March 31, 1999 was primarily for the repurchase of common stock. Cash provided by financing activities for the period ended March 31, 1998 was from the exercise of stock options and warrants and issuance of stock under the employee stock purchase plan.

         Management expects the Company will continue to be able to fund its operations, investment needs and capital expenditures through cash flows generated from operations, cash on hand, borrowings under the Company's uncommitted credit facility and additional equity and debt capital. Several factors could have an impact on the Company's ongoing cash flows in the future, including the effects of the Company's ongoing common stock repurchase program, liquidation of liabilities incurred due to Charges and discontinued operations and anticipated outlays for the Company's ongoing effort to enhance and consolidate its information technology infrastructure. The Company does not believe that inflation has had a material impact on its business. However, there can be no assurance that Harbinger's business will not be affected by inflation in the future.

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

         As of March 31, 1999 Company management estimates that approximately 95% of its product readiness testing has been completed. While most of the Company's products are presently Year 2000 Ready, the Company currently estimates that all of its continuing products will be available to customers in a Year 2000 Ready version by the end of the first quarter of 1999. Certain of the Company's customers are currently using legacy versions of the Company's products for which a Year 2000 Ready version will not be developed. The Company has developed migration plans to move such customers to functionally similar Year 2000 Ready products. The Company is also in the process of implementing a website on the Internet that will include a general overview of the Company's Readiness Assessment Program, including a list of products and the applicable Year 2000 Ready version numbers of such products.

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

FORWARD LOOKING STATEMENTS

         Other than historical information contained herein, certain statements included in this report may constitute "forward looking" statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 related to the Company that involve risks and uncertainties including, but not limited to, fluctuation of operating results, the ability to compete successfully, the ability to integrate acquired companies, the impact of Year 2000 compliance and other risks. For further information about these and other factors that could affect the Company's future results, please see Exhibit 99.1 to the Company's most recent Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward looking statements. The Company undertakes no obligation to update or revise forward looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.


PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of Shareholders (the "Annual Meeting") of Harbinger Corporation (the "Company") was held on April 30, 1999. There were present at said meeting in person or by proxy, shareholders of the Corporation who were the holders of 33,123,733 shares or 82.0% of the Common Stock entitled to vote.

b) The following directors were elected to hold office for a term as designated below or until their successors are elected and qualified, with the vote for each director being reflected below:


                                                                  VOTES FOR   VOTES WITHHELD
     Elected to hold office until the 2002 Annual Meeting:

                  C. Tycho Howle                                 33,029,801       93,932
                  William D. Savoy                               33,026,554       97,179
                  John D. Lowenberg                              33,024,819       98,914
                  Benn R. Konsynski                              33,024,819       98,914

     The affirmative vote of the holders of a plurality of the outstanding shares of Common Stock represented at the Annual Meeting was required to elect each director.

     The Directors of the Company continuing in office until the 2001 Annual Meeting are as follows: David T. Leach, Ad Nederlof, and David Hildes. The directors of the Company continuing in office until the 2000 Annual Meeting are as follows: Klaus Neugebauer, Stuart L. Bell, William B. King, and James M. Travers.

c) The proposal to amend the Company's 1996 Stock Option Plan was approved with 30,530,592 affirmative votes, 2,422,284 negative votes cast and 170,857 abstentions. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to approve the amendment.

d) The appointment of KPMG LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 1999, was ratified with the votes as follows: 33,049,741 affirmative votes, 45,059 negative votes cast and 28,933 abstentions. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to ratify the appointment of KPMG LLP.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 10.1      Fourth Amendment to the Harbinger Corporation Stock Option Plan
                  Exhibit 10.2      Employment Agreement with Douglas L. Roberts
                  Exhibit 11.1      Computation of Earnings per Share
                  Exhibit 27.1      Financial Data Schedule
                  Exhibit 27.2      Restated Financial Data Schedule

         (b)      Reports on Form 8-K

                  Form 8-K dated April 2, 1999 reporting under Item 5 and Item 7 (c) the text of a press release dated
                  March 22, 1999 concerning the Board of Directors approving the purchase of an additional (10%) of the Company's outstanding common shares under its existing stock repurchase program.


                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                              HARBINGER CORPORATION




Date: May 17, 1999                                            /s/ C. Tycho Howle
      -----------------------------------------------         -----------------------------------
                                                              C. Tycho Howle
                                                              Chief Executive Officer
                                                              (Principal Executive Officer)



Date: May 17, 1999                                            /s/ James K. McCormick
      -----------------------------------------------         -----------------------------------
                                                              James K. McCormick
                                                              Chief Financial Officer
                                                              (Principal Financial Officer;
                                                              Principal Accounting Officer)
