Form 10-Q
period 1999-06-30
HARBINGER CORP
filed 1999-08-16
CIK 947116

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

                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's class of capital stock outstanding as of August 12, 1999, the latest practicable date, is as follows: 38,539,253 shares of Common Stock, $.0001 par value.


--------------------------------------------------------------------------------

                              HARBINGER CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets - (Unaudited) June 30, 1999
                and December 31, 1998.....................................................

           Consolidated Statements of Operations (Unaudited) - Three
               Months and Six Months Ended June 30, 1999 and 1998.........................

           Consolidated Statements of Comprehensive Income (Loss) (Unaudited) -
               Three Months and Six Months Ended June 30, 1999 and 1998...................

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Six Months Ended June 30, 1999 and 1998....................................

           Notes to Consolidated Financial Statements (Unaudited).........................


Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................................


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..............................

Item 6.  Exhibits.........................................................................


SIGNATURES................................................................................

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              HARBINGER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         June 30,      December 31,
                                                                           1999            1998
                                                                        ---------       ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents .....................................      $  30,203       $  33,059
   Short-term investments ........................................         38,085          59,248
   Accounts receivable, less allowances for returns and
     doubtful accounts of $4,943 at June 30, 1999
     and $5,464 at December 31, 1998 .............................         42,218          35,891
   Royalties receivable, less allowance for doubtful accounts
     of $502 at June 30, 1999 and $3,614 at December 31, 1998 ....            316           1,730
   Deferred income taxes .........................................          2,103           2,103
   Other current assets ..........................................          4,724           5,622
                                                                        ---------       ---------
       Total current assets ......................................        117,649         137,653
                                                                        ---------       ---------
   Property and equipment, less accumulated depreciation
     and amortization ............................................         26,485          23,150
   Intangible assets, less accumulated amortization ..............         14,521          16,803
   Deferred income taxes .........................................            698             698
   Other assets ..................................................          1,459              65
                                                                        ---------       ---------
                                                                          160,812       $ 178,369
                                                                        =========       =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................................      $   4,833       $   5,566
   Accrued expenses ..............................................         23,304          31,571
   Deferred revenues .............................................         21,641          21,213
                                                                        ---------       ---------
       Total current liabilities .................................         49,778          58,350
                                                                        ---------       ---------

Commitments and contingencies

Redeemable preferred stock:
   Zero coupon redeemable preferred stock, no par value; 0 and
     2,000,000 shares authorized, issued and outstanding at
     June 30, 1999 and December 31, 1998 .........................             --              --

Shareholders' equity:
   Preferred stock, no par value; 20,000,000 and 18,000,000
     shares authorized at June 30, 1999 and December 31, 1998;
     none issued or outstanding ..................................             --              --
   Common stock, $0.0001 par value; 100,000,000 shares authorized,
     42,709,577 shares and 42,313,031 shares issued
     as of June 30, 1999 and December 31, 1998 ...................              4               4
   Additional paid-in capital ....................................        203,178         201,615
   Accumulated deficit ...........................................        (65,911)        (73,528)
   Accumulated other comprehensive loss ..........................         (1,364)           (622)
   Treasury stock, 4,323,050 shares as of June 30, 1999 and
         1,562,100 shares as of December 31, 1998 ................        (24,873)         (7,450)
                                                                        ---------       ---------
              Total shareholders' equity .........................        111,034         120,019
                                                                        ---------       ---------
                                                                        $ 160,812       $ 178,369
                                                                        =========       =========

          See accompanying notes to consolidated financial statements.

                              HARBINGER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                                ---------------------------      -------------------------
                                                                    1999          1998                1999         1998
                                                                   -------      -------             -------      -------
Revenues:
    Services ................................................      $26,435      $21,892             $51,806      $41,741
    Software ................................................       12,291       11,286              20,423       21,489
                                                                   -------      -------             -------      -------
      Total revenues ........................................       38,726       33,178              72,229       63,230
                                                                   -------      -------             -------      -------
Direct costs:
    Services ................................................       11,621        8,081              22,247       15,113
    Software ................................................        1,356          897               2,487        1,669
                                                                   -------      -------             -------      -------
      Total direct costs ....................................       12,977        8,978              24,734       16,782
                                                                   -------      -------             -------      -------
         Gross margin .......................................       25,749       24,200              47,495       46,448
                                                                   -------      -------             -------      -------

Operating costs:
    Selling and marketing ...................................        9,311        7,552              17,494       14,164
    General and administrative ..............................        6,707        6,054              13,267       11,553
    Depreciation and amortization ...........................        2,182        1,920               4,415        3,795
    Product development .....................................        2,778        2,325               5,993        4,843
    Charge for purchased in-process product development,
      write-off of software development costs, restructuring,
      acquisition related and other charges .................           --        5,010                  --       13,049
                                                                   -------      -------             -------      -------
         Total operating costs ..............................       20,978       22,861              41,169       47,404
                                                                   -------      -------             -------      -------
             Operating income (loss) ........................        4,771        1,339               6,326         (956)
Interest income, net ........................................          760        1,266               1,658        2,577

Income from continuing operations before income taxes........        5,531        2,605               7,984        1,621
Income tax expense ..........................................          254            9                 367          145
                                                                   -------      -------             -------      -------
      Income from continuing operations .....................        5,277        2,596               7,617        1,476
Loss from discontinued operations ...........................           --          637                  --          854
                                                                   -------      -------             -------      -------
      Net income applicable to common shareholders ..........      $ 5,277      $ 1,959             $ 7,617      $   622
                                                                   =======      =======             =======      =======
Basic earnings per common share:
    Income from continuing operations .......................      $  0.14      $  0.06             $  0.19      $  0.03
    Loss from discontinued operations .......................           --        (0.01)                 --        (0.02)
                                                                   -------      -------             -------      -------
      Net income per common share ...........................      $  0.14      $  0.05             $  0.19      $  0.01
                                                                   =======      =======             =======      =======
Weighted average number of common shares outstanding ........       38,294       41,853              39,082       41,451
                                                                   =======      =======             =======      =======

Earnings per common share assuming dilution:
    Income from continuing operations .......................      $  0.13      $  0.05             $  0.19      $  0.03
    Loss from discontinued operations .......................           --        (0.01)                 --        (0.02)
                                                                   -------      -------             -------      -------
      Net income per common share ...........................      $  0.13      $  0.04             $  0.19      $  0.01
                                                                   =======      =======             =======      =======
Weighted average number of common shares outstanding assuming
    dilution ................................................       39,681       44,480              41,046       44,103
                                                                   =======      =======             =======      =======


          See accompanying notes to consolidated financial statements.

                              HARBINGER CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                   Three Months Ended          Six Months Ended
                                                         June 30,                  June 30,
                                                  ---------------------       -------------------
                                                   1999          1998          1999         1998
                                                  -------       -------       -------       -----
Net income applicable to common shareholders      $ 5,277       $ 1,959       $ 7,617       $ 622
Other comprehensive loss, net of tax:
    Foreign currency translation adjustments         (107)         (286)         (742)       (491)
                                                  -------       -------       -------       -----
      Comprehensive income (loss) ..........      $ 5,170       $ 1,673       $ 6,875       $(131)
                                                  =======       =======       =======       =====


          See accompanying notes to consolidated financial statements.

                              HARBINGER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                             -----------------------
                                                                               1999           1998
                                                                             --------       --------
Cash flows provided by operating activities ...........................      $    219       $  2,665
                                                                             --------       --------

Cash flows from investing activities:
    Net (purchases) redemptions of short-term investments .............        21,163         (5,220)
    Purchases of property and equipment ...............................        (6,786)        (6,725)
    Additions to software development costs ...........................        (1,793)        (2,042)
    Proceeds from sale of discontinued operations .....................           500             --
                                                                             --------       --------
      Net cash provided by (used in) investing activities .............        13,084        (13,987)
                                                                             --------       --------

Cash flows from financing activities:
    Exercise of stock options and warrants and issuance of stock under
      employee stock purchase plan ....................................         1,563          9,373
    Principal payments under notes payable and long-term debt .........            --           (418)
    Purchases of common stock .........................................       (17,422)            --
                                                                             --------       --------
      Net cash provided by (used in) financing activities .............       (15,859)         8,955
                                                                             --------       --------
Net decrease in cash and cash equivalents .............................        (2,556)        (2,367)
Cash and cash equivalents at beginning of period ......................        33,059         69,811
Effect of exchange rates on cash held in foreign currencies ...........          (300)           (19)
Cash received from acquisitions .......................................            --             52
                                                                             --------       --------
Cash and cash equivalents at end of period ............................      $ 30,203       $ 67,477
                                                                             ========       ========


Supplemental disclosures:
Cash paid for interest ................................................      $     --       $     50
                                                                             ========       ========
Cash paid for income taxes ............................................      $    125       $    463
                                                                             ========       ========

Supplemental disclosures of noncash investing and financing activities:
Note receivable received in sale of discontinued operations ...........      $    800       $     --
                                                                             ========       ========


         See accompanying notes to consolidated financial statements.

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited. However, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Harbinger Corporation's ("Harbinger" or the "Company") Form 10-K for the year ended December 31, 1998 and the Company's current report on Form 8-K dated April 2, 1999.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1999 presentation.

2.       DISTRIBUTION AGREEMENT

         During the second quarter of 1999 the Company executed an agreement ("Agreement") with a former distributor. The Agreement requires the distributor to pay the Company a total of approximately $2.0 million in defined installments through August 30, 1999 in settlement of certain royalty receivables, maintenance services provided to the distributor's customers from 1995 through 1999 and an additional license of source code to the distributor. The Company is recognizing the value of the settlement on a cash basis due to the historical uncertainty associated with the collection of receivables from this distributor. The settlement proceeds are being allocated pro-rata to the three components of the Agreement based on their relative fair values. The following credits were recorded to the Company's unaudited consolidated statement of operations for the $1.0 million received under the Agreement in the second quarter of 1999:
$502,000 to general and administrative costs for collection of bad debts, $314,000 to direct costs of services for reimbursement of maintenance costs and $210,000 to software revenue for license of source code.

         The Company had fully reserved all royalty receivables associated with this distributor on September 30, 1998. At June 30, 1999 the Company wrote off $1.9 million in royalty receivables from this distributor to the allowance for doubtful accounts as a result of the Agreement. Balances of $502,000 in royalty receivables and $502,000 in the allowance for doubtful accounts remain on the Company's unaudited consolidated balance sheet at June 30, 1999.

         In 1995 the Company issued to the distributor 4,000,000 shares of zero coupon redeemable preferred stock, of which 2,000,000 shares were outstanding at December 31, 1998. These shares have been cancelled in conjunction with the termination of the original distributor agreement.

3.       SHAREHOLDERS' EQUITY

         On March 22, 1999 the Board of Directors approved the purchase of an additional 10% of the Company's outstanding shares of common stock under its existing stock repurchase program. This is in addition to the 10% repurchase authorized on October 2, 1998 and completed on March 19, 1999.

4. CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT, WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS, RESTRUCTURING, ACQUISITION RELATED AND OTHER CHARGES

         For the six months ended June 30, 1999, the Company did not incur charges for purchased in-process product development, write-off of software development costs, restructuring, acquisition related and other charges ("Charges"). A summary of the Charges incurred in 1998 is as follows (in thousands):

                                              Three Months Ended     Six Months Ended
                                                 June 30, 1998         June 30, 1998
                                              ------------------     ----------------
                  Integration costs                 $ 4,645               $11,025
                  Transaction charges                   250                   638
                  Asset write downs                     115                   266
                  Severance costs                        --                 1,120
                                                    -------               -------
                                                    $ 5,010               $13,049
                                                    =======               =======


         Approximately $1.7 million and $3.7 million of the Charges incurred in the three months and six months ended June 30, 1998, respectively, resulted from the redirection of internal resources and their associated costs ("Integration Activity Costs") to manage integration activities. In 1999 the management of these activities has been completed and these internal resources and their associated costs are therefore recorded to their original operating cost categories.

         At June 30, 1999 the accrued liabilities related to the Charges were approximately $4.5 million, compared to approximately $7.5 million at December 31, 1998, consisting primarily of reserves for lease terminations, severance costs, professional fees and payments in connection with phased-out products and for continued service obligations on them. Certain Charges involve management estimates, including lease termination costs and liabilities and obligations associated with phasing out products. Actual results could vary from these estimates.

5.       INCOME TAXES

         The Company reduced its valuation allowance in the quarter-ended March 31, 1999 by $844,000. This relates to the reduction in the gross deferred income tax assets that are realized through reversals of existing deductible temporary differences. The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits as reassessment indicates it is more likely than not that the benefits will be realized.

6.       DISCONTINUED OPERATIONS

         The Company discontinued its TrustLink Procurement business ("TLP") on September 30, 1998 and established a $6.4 million reserve for the estimated loss on disposal of TLP, including anticipated losses during the phase-out period.

         In the second quarter of 1999 the Company sold the intangible assets and certain property and equipment of TLP for $1.3 million, comprised of cash of $500,000 and a note receivable of $800,000. The resulting loss on disposal of TLP was $2.0 million. The operating loss incurred for TLP for the quarter ended June 30, 1999 was

$140,000, bringing the total operating losses from the measurement date to June 30, 1999 to $1.2 million. Repayment on the note will occur at the earlier of the buyer achieving certain sales targets or December 31, 2000.

         At June 30, 1999 the remaining balance in the loss reserve was $3.2 million, available for certain contingencies associated with the disposal of TLP. Such contingencies primarily relate to lease termination costs, customer transition issues and collection risks associated with notes and accounts receivable.

The assets and liabilities of TLP are included in the Company's consolidated balance sheets as follows (in thousands):

                                                  June 30,            December 31,
                                                    1999                   1998
                                                  --------            ------------
         Accounts receivable                       $ 272                $   454
         Other current assets                         62                    106
         Property and equipment, net                  --
                                                                            766
         Intangible assets, net                       --                  2,454
         Deferred revenues                            --
                                                                            (45)
         Current liabilities                        (110)                  (281)
                                                   -----                -------
                  Net assets                       $ 224                $ 3,454
                                                   =====                =======


         The Company discontinued its TrustedLink Banker division ("Banker") on December 31, 1997 and established a $4.0 million reserve for the estimated loss on disposal of Banker, including anticipated losses during the phase-out period. The disposal and operations of Banker were substantially completed by December 31, 1998. As of June 30, 1999 the reserve had a balance of $1.4 million for certain remaining contingencies associated with the disposal of Banker.

7.       RELATED PARTY TRANSACTIONS

         The Company received notes receivable during the first quarter of 1999 of $605,000 from five employees who are the former shareholders of EDI Works! LLC., a company which was acquired in 1998 and accounted for as an immaterial pooling of interests. The terms of the notes are 18 months with an annual interest rate of 8.75%. Interest accrues on a monthly basis with principal and interest due at the end of the term of the notes.

8.       SEGMENT INFORMATION

         The Company operates in a single industry segment: the development, marketing and support of software products and the provision of network and consulting services to enable businesses to engage in E-Commerce. The Company manages its business along geographical lines, thus resulting in three reportable segments: North America, Europe, and Asia Pacific and Latin America. The accounting policies of each segment are the same as those described in the summary of significant accounting policies. Revenues are attributed to a reportable segment based on the location of the customer. Management evaluates the performance of each segment on the basis of operating income, excluding integration and restructuring charges and certain general and administrative credits. Intersegment royalties are calculated based upon revenues, as defined, derived from the sales of certain software products and services at agreed upon percentages between the segments.

         A summary of the Company's reportable segments for the six months ended June 30, 1999 and June 30, 1998 is presented below (in thousands):

                                                                     Asia Pacific
                                     North America       Europe   and Latin America        Total
                                     -------------       ------   -----------------        -----
Revenues:
     1999                               $61,979         $10,881         $1,533            $74,393
     1998                               $53,748         $10,265         $1,150            $65,163
Intersegment Royalties:
     1999                               $ 2,164         $    --         $   --            $ 2,164
     1998                               $ 1,933         $    --         $   --            $ 1,933
Operating Income (as defined):
     1999                               $ 3,642         $ 1,120         $  312            $ 5,074
     1998                               $11,510         $   361         $  222            $12,093

                                                      1999           1998
                                                    --------       --------
Revenues:
Total gross revenues for reportable segments        $ 74,393       $ 65,163
Elimination of intersegment royalties                 (2,164)        (1,933)
                                                    --------       --------
   Total consolidated revenues                      $ 72,229       $ 63,230
                                                    ========       ========

                                                      1999           1998
                                                    --------       --------
Operating Income (as defined):
Total operating income for reportable segments      $  5,074       $ 12,093
Charges for integration and restructuring                 --        (13,049)
Certain general and administrative credits             1,252             --
                                                    --------       --------
   Total consolidated operating income (loss)       $  6,326       $   (956)
                                                    ========       ========


A summary of the Company's reportable segments for the quarters ended June 30, 1999 and June 30, 1998 is presented below (in thousands):

                                                                                            Asia Pacific
                                                       North America         Europe       and Latin America       Total
                                                       -------------         ------       -----------------       -----
Revenues:
     1999                                                 $33,566            $5,152            $1,022            $39,740
     1998                                                 $28,437            $5,169            $  752            $34,358
Intersegment Royalties:
     1999                                                 $ 1,014            $   --            $   --            $ 1,014
     1998                                                 $ 1,180            $   --            $   --            $ 1,180
Operating Income (as defined):
     1999                                                 $ 3,589            $  287            $  393            $ 4,269
     1998                                                 $ 6,129            $  130            $   90            $ 6,349

                                                      1999           1998
                                                    --------       --------
Revenues:
Total gross revenues for reportable segments        $ 39,740       $ 34,358
Elimination of intersegment royalties                 (1,014)        (1,180)
                                                    --------       --------
   Total consolidated revenues                      $ 38,726       $ 33,178
                                                    ========       ========

                                                      1999           1998
                                                    --------       --------
Operating Income (as defined):
Total operating income for reportable segments      $  4,269       $  6,349
Charges for integration and restructuring                 --         (5,010)
Certain general and administrative credits               502             --
                                                    --------       --------
   Total consolidated operating income              $  4,771       $  1,339
                                                    ========       ========

9.       CONTINGENCIES

         The Company is involved in certain legal actions and other claims arising out of the ordinary course of business, including discontinued operations and the phase-out of certain non-strategic software products. While the ultimate results and outcomes cannot be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and the Company's Form 10-K for the year ended December 31, 1998 and the Company's current report on Form 8-K dated April 2, 1999.

OVERVIEW

         Harbinger Corporation (the "Company") generates revenues from various sources, including revenues for services, license fees and royalties for software. Revenues for services principally include subscription fees for transactions on HARBINGER.NET, the Company's electronic commerce portal; software maintenance, and professional service fees for implementation, outsourcing, and training services. Subscription fees are based on a combination of monthly access charges and transaction-based usage charges and are recognized based on actual charges incurred each month. Software maintenance and implementation revenues represent recurring charges to customers and are deferred and recognized ratably over the service period. Revenues for professional services are based on actual services rendered and are recognized as services are performed. License fees for software are generally recognized upon shipment, net of estimated returns. Software revenues also include royalty revenues under distribution agreements with third parties which are recognized either on shipment of software to a distributor or upon sales to end users by a distributor, depending on the terms of the distribution agreement.

RESULTS OF OPERATIONS

    REVENUES

         Total revenues increased 14% to $72.2 million in the six months ended June 30, 1999 from $63.2 million in the same period in 1998. Revenues for services increased 24% to $51.8 million in the six months ended June 30, 1999 from $41.7 million in the same period in 1998. This increase is primarily attributable to growth in the

Company's outsourcing and implementation services, as well as growth in subscription fees for HARBINGER.NET. Revenue from software sales decreased 5% to $20.4 million in the six months ended June 30, 1999 from $21.5 million in the same period in 1998 due to the phase-out of certain non-strategic software products ("Sunset Products") and the discontinued relationships with certain third party resellers of the Company's software products.

         Total revenues increased 17% to $38.7 million in the three months ended June 30, 1999 from $33.2 million in the same period in 1998. Revenues for services increased 21% to $26.4 million in the three months ended June 30, 1999 from $21.9 million in the same period in 1998. This increase is primarily attributable to growth in the Company's outsourcing and implementation services as well as subscription fees for HARBINGER.NET. Revenues from software license fees increased 9% to $12.3 million in the three months ended June 30, 1999 from $11.3 million in the same period in 1998 primarily as a result of growth in core, non-discontinued software products and migration of existing DOS-based customers to IP-based desktop products.

    DIRECT COSTS

         Direct costs for services increased to $22.2 million, or 42.9% of services revenues, in the six months ended June 30, 1999, from $15.1 million, or 36.2% of services revenues, in the six months ended June 30, 1998. The increase in direct costs for services as a percentage of total services revenues primarily reflects the effects of a higher mix of professional services revenues in 1999 and the effect of reallocating costs to Integration Activity Costs in 1998. Direct costs for software increased to $2.5 million, or 12.2% of software revenues, in the six months ended June 30, 1999, from $1.7 million, or 7.8% of software revenues, in the six months ended June 30, 1998. The increase in direct software costs as a percentage of software revenues is primarily due to increased amortization of capitalized software costs and the decline in software revenues from Sunset Products.

         Direct costs for services increased to $11.6 million, or 44% of services revenue, in the three months ended June 30, 1999, from $8.1 million, or 36.9% of services revenue, in the three months ended June 30, 1998. The increase in direct costs for services as a percentage of services revenues reflects the effects of a higher mix of professional services revenues in 1999, principally through increased outsourcing and implementation activities, as well as the effect of reallocating costs to Integration Activity Costs during the three months ended June 30, 1998. Direct costs for software increased to $1.4 million, or 11% of software revenues, in the three months ended June 30, 1999, from $897,000, or 8.0% of software revenues, in the three months ended June 30, 1998. The increase in direct software costs as a percentage of software revenues is primarily attributable to increased amortization of capitalized software.

    SELLING AND MARKETING

         Selling and marketing expenses increased 24% to $17.5 million, or 24.2% of revenues, in the six months ended June 30, 1999 from $14.2 million, or 22.4% of revenues, in the six months ended June 30, 1998. For the second quarters, selling and marketing expenses increased 23% to $9.3 million, or 24% of revenues, in the three months ended June 30, 1999, from $7.6 million, or 22.8% of revenues, in the three months ended June 30, 1998. For both the six-month and three-month period comparisons, the increase in expenses is primarily due to development and positioning of the Company's E-Commerce portal HARBINGER.NEt and the effect of reallocating costs to Integration Activity Costs in 1998.

    GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 15% to $13.3 million in the six months ended June 30, 1999, from $11.6 million in the six months ended June 30, 1998. As a percentage of revenues, these expenses remained relatively level at about 18.4% of revenues in the six months ended June 30, 1999 from 18.3% of revenues in the six months ended June 30, 1998. The 1999 period includes a credit of $1.2 million due to the receipt of an outstanding royalty receivable from a specific customer that had been written off in 1998. If this receipt had not occurred, general and administrative expense would have been $14.5 million or 20.1% of revenues. Excluding the aforementioned bad debt recovery, the increase in general and administrative expense as a percentage of revenue is primarily attributable to the effect of reallocating costs to Integration Activity Costs in 1998, an increase in office space to accommodate expansion, and infrastructure investment activities, principally in the information technology area, in 1999.

         For the second quarters, general and administrative expenses increased 11% to $6.7 million in the three months ended June 30, 1999 from $6.1 million in the three months ended June 30, 1998. As a percentage of revenues, these expenses decreased to 17.3% of revenues in the three months ended June 30, 1999 from 18.2% of revenues in the three months ended June 30, 1998. The quarter ended June 30, 1999 includes a credit of $502,000 due to the receipt of an outstanding royalty receivable from a specific customer that had been written off in 1998. If this receipt had not occurred, general and administrative expense would have been $7.2 million or 18.6% of revenues. This increase as a percentage of revenues is attributed to the effect of reallocating costs to Integration Activity Costs in 1998 as well as an increase in infrastructure investments in 1999.

    DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased 16% to $4.4 million in the six months ended June 30, 1999 from $3.8 million in the six months ended June 30, 1998. As a percentage of revenues, these expenses increased to 6.1% of revenues in the six months ended June 30, 1999 from 6.0% revenues in the six months ended June 30, 1998. For the second quarters, depreciation and amortization increased 14% to $2.2 million in the three months ended June 30, 1999 from $1.9 million in the three months ended June 30, 1998. As a percentage of revenues, these expenses were 5.6% and 5.8% for the three months ended June 30, 1999 and June 30, 1998, respectively. The increase in depreciation and amortization for the six-month and three-month periods of 1999 compared to 1998, respectively, is due to the purchase of computer hardware and software associated with the Company's continuing investment in its information technology infrastructure.


    PRODUCT DEVELOPMENT

         Total expenditures for product development, including capitalized software development costs, increased to $7.8 million in the six months ended June 30, 1999 from $6.9 million in the same period in 1998. The Company capitalized product development costs of $1.8 million and $2.0 million in the six months ended June 30, 1999 and 1998, respectively, which represented 23.0% and 29.4% of total expenditures for product development in these respective periods. As a percentage of total revenues, product development expenses increased to $6.0 million, or 8.3% of revenues, in the six months ended June 30, 1999, from $4.8 million, or 7.7% of revenues, in the six months ended June 30, 1998, reflecting increased development of internet-based products and the effect of reallocating costs to Integration Activity Costs in 1998.

         Total expenditures for product development, including capitalized software development costs, increased to $3.7 million in the three months ended June 30, 1999 from $3.5 million in the same period in 1998. The Company capitalized software development costs of $0.9 million and $1.2 million in the three months ended June 30, 1999 and 1998, respectively, which represented 24.6% and 33.1% of total expenditures for product development in these respective periods. As a percentage of total revenues, product development expenses were $2.8 million, or 7.2% of revenues, in the three months ended June 30, 1999, and $2.3 million, or 7.0% of revenues, in the three months ended June 30, 1998, reflecting increased development of internet-based products and the effect of reallocating cost to Integration Activity Costs in 1998.

CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT, WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS, RESTRUCTURING, ACQUISITION RELATED AND OTHER CHARGES ("CHARGES")

         The Company incurred Charges of $27.0 million during the year ended December 31, 1998 relating to the costs of integrating its acquisitions in 1998 and 1997 and its restructuring in 1998. Approximately $4.1 million of the Charges consisted of an allocation of resources to integration-related activities associated with these acquisitions ("Integration Activity Costs"). The integration activities were completed by the end of 1998 and the internal resources and their associated costs are recorded in their original operating cost categories in 1999.

         For the six months ended June 30, 1998, the Company incurred $13.0 million in Charges of which $3.7 million related to internal resources allocated to Integration Activity Costs. For the quarter ended June 30, 1998, the company incurred $5.0 million in Charges, of which $1.7 million related to internal resources allocated to Integration Activity Costs. (See Note 4 to the accompanying unaudited consolidated financial statements.)

INTEREST INCOME, NET

         Interest income, net, decreased 36% to $1.7 million for the six months ended June 30, 1999 from $2.6 million for the six months ended June 30, 1998. On a quarter-to-quarter comparison, interest income, net, decreased 40% to $760,000 in the second quarter of 1999 from $1.3 million in the second quarter of 1998. These decreases are primarily due to cash used to acquire common stock of the Company under its on-going stock repurchase program, and investments in Information Technology infrastructure.

INCOME TAXES

         Income tax expense increased due to increased income from continuing operations to $367,000 for the six months ended June 30, 1999 from $145,000 for the six months ended June 30, 1998. For the quarters ended June 30, 1999 and 1998 income tax expense increased to $254,000 from $9,000, respectively. The effective income tax rate for the six months ended June 30, 1999 differs from the expected rate of 39% due to a reduction in the valuation allowance as a result of the utilization of federal and state net operating loss carryforwards.

DISCONTINUED OPERATIONS

         The Company discontinued its TrustedLink Procurement business ("TLP") on September 30, 1998. The results of TLP for 1998 are reported in the accompanying consolidated statements of operations under "Loss from discontinued operations." (See Note 6 to the financial statements.)

NET INCOME AND EARNINGS PER SHARE

         Net income applicable to common shareholders increased to $7.6 million or $.19 per diluted share, for the six months ended June 30, 1999 from net income of $622,000 or $.01 per diluted share, for the six months ended June 30, 1998. Net income, adjusted to exclude a specific $1.2 million general and administrative credit in the six months ended June 30, 1999 and the Charges and discontinued operations in 1998, net of income taxes at 39%, would have been $4.1 million or $0.10 per diluted share for the six months ended June 30, 1999, compared to $9.1 million or $0.21 per diluted share in the same period in 1998, representing a 55% decrease from 1998 to 1999.

         Net income applicable to common shareholders increased to $5.3 million or $0.13 per diluted share for the quarter ended June 30, 1999 from $2.0 million or $0.04 per diluted share for the quarter ended June 30, 1998. Net income, adjusted to exclude a specific $502,000 general and administrative credit in the second quarter of 1999 and the Charges and discontinued operations 1998, net of the effect of income taxes at 39% would have been $3.1 million or $0.08 per diluted share for the second quarter of 1999, compared to $4.7 million or $0.11 per diluted share in the same period in 1998, representing a 35% decrease from 1998 to 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased $11.4 million to $67.9 million as of June 30, 1999 from $79.3 million as of December 31, 1998, primarily due to cash used to acquire common stock of the Company under its on-going stock repurchase program, and investments in Information Technology infrastructure.

         Management expects the Company will continue to fund its operations, investment needs and capital expenditures through cash flows generated from operations, cash on hand, and additional equity and debt capital. Several factors could have an impact on the Company's cash flows in the future, including the effects of the Company's ongoing common stock repurchase program, liquidation of liabilities incurred due to Charges and discontinued operations and anticipated outlays for the Company's ongoing effort to enhance and consolidate its information technology infrastructure. The Company does not believe that inflation has had a material impact on its business, however, there can be no assurance that Harbinger's business will not be affected by inflation in the future.

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

         As of June 30, 1999 Company management estimates that substantially all of its product readiness testing has been completed. Certain of the Company's customers, including resellers, are currently using legacy versions of the Company's products for which a Year 2000 Ready version will not be developed. The Company is implementing migration plans to move many of these customers to functionally similar Year 2000 Ready products although some legacy products will not be replaced. The Company has implemented a website on the Internet that includes a general overview of the Company's Readiness Assessment Program, including a list of products and the applicable Year 2000 Ready version numbers of such products.

         The Company is presently engaged in a significant upgrade of substantially all of its core IT systems, including those related to sales, customer service, human resources, finance, accounting and other enterprise resource planning functions, as a result of its growth in recent years. The Company believes that the upgraded systems, which it expects to have substantially implemented by year-end 1999, are all Year 2000 Ready. The Company is reviewing its remaining IT systems for Year 2000 Readiness, and expects to modify, replace or discontinue the use of non-compliant systems before the end of 1999. In addition, the Company is in the process of evaluating its Year 2000 readiness with respect to non-IT systems, including systems embedded in the Company's communications and office facilities. In many cases these facilities have been recently upgraded or are scheduled to be upgraded before year-end 1999 as a result of the Company's growth in recent years. The Company is in the process of distributing surveys to its principal IT and non-IT systems and services vendors soliciting information on their Year 2000 Readiness as part of this review. The Company is also surveying its vendors' websites for additional related information.

         The majority of the work performed for the Company's Year 2000 Readiness Assessment Program has been completed by the Company's staff. Additionally, the Company engaged outside advisors to evaluate the Readiness Assessment Program and to participate in certain elements of product testing. The total costs for completing the Year 2000 Readiness Assessment Program, including modifications to the Company's software products, is estimated to be between $1 million and $2 million, funded through the Company's internal operating cash flows. This cost does not include the cost for new software, or for modifications to existing software, for the Company's core IT and non-IT systems, as these projects were not accelerated due to the Year 2000 issue. Approximately $60,000 in cost remains to be incurred to complete the Company's Readiness Assessment Program.

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

         The Company has made considerable progress in developing contingency plans and expects to complete its contingency plans prior to year-end 1999. In the case of certain of the Company's value-added network operations, it will be difficult for the Company to seamlessly implement alternative service arrangements due to the nature and complexity of the customer interface. While the Company believes that its Readiness Assessment Program is addressing the risks specific to the Company for the Year 2000 issue, including its operations in markets outside of the United States, we cannot be assured that events will not occur that could have a material adverse impact on our business, operating results and financial condition. Such events include the risk of our failure to successfully test our software and services that we have certified as Year 2000 Ready, lawsuits from customers and our customers' customers and the inability to process data internally on our IT systems. Further, the Company is aware of the risk that domestic and international third parties, including vendors and customers of the Company, will not adequately address the Year 2000 problem and the resultant potential adverse impact on them and us. Regardless of whether the Company's products are Year 2000 compliant, there can be no assurance that customers will not assert Year 2000 related claims against the Company.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of Harbinger Corporation was held on April 30, 1999. The results of such meeting were included in Item 4 of Company's Form 10-Q for the quarterly period ended March 31, 1999 and are incorporated by reference herein.

ITEM 6.  EXHIBITS

         (a)      Exhibits

                  Exhibit 10.1      Addendum to the Employment Agreement of Daniel L. Manack

                  Exhibit 10.2      Addendum to the Employment Agreement of Douglas L Roberts

                  Exhibit 10.3      Fifth Amendment to the Amended and Restated 1993 Stock Option Plan for
                                    Non-Employee Directors

                  Exhibit 10.4      Fourth Amendment to the 1996 Stock Option Plan

                  Exhibit 11.1      Computation of Earnings Per Share

                  Exhibit 27.1      Financial Data Schedule (for SEC use only)

                  Exhibit 27.2      Restated Financial Data Schedule (for SEC use only)

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HARBINGER CORPORATION





Date:       August 13, 1999                /s/ C. Tycho Howle
     -----------------------------         -------------------------------------
                                           C. Tycho Howle
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Date:       August 13, 1999                /s/ James K. McCormick
     -----------------------------         -------------------------------------
                                           James K. McCormick
                                           Chief Financial Officer
                                           (Principal Financial Officer;
                                           Principal Accounting Officer)