Form 10-Q
period 1999-09-30
HARBINGER CORP
filed 1999-11-15
CIK 947116

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the issuer's class of capital stock outstanding as of November 11, 1999, the latest practicable date, is as follows: 38,713,565 shares of Common Stock, $.0001 par value.



===============================================================================

                             HARBINGER CORPORATION
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999


                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets - (Unaudited) September 30, 1999
                and December 31, 1998.....................................................

           Consolidated Statements of Operations (Unaudited) - Three
               Months and Nine Months Ended September 30, 1999 and 1998...................

           Consolidated Statements of Comprehensive Income (Loss) (Unaudited) -
               Three Months and Nine Months Ended September 30, 1999 and 1998.............

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Nine Months Ended September 30, 1999 and 1998..............................

               Notes to Consolidated Financial Statements (Unaudited).....................


Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................................


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................

Item 6.  Exhibits.........................................................................


SIGNATURES................................................................................

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             HARBINGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              September 30,      December 31,
                                                                                   1999              1998
                                                                             --------------     --------------
                                        ASSETS
Current assets:
   Cash and cash equivalents.........................................        $        9,706     $       33,059
   Short-term investments............................................                57,491             59,248
   Accounts receivable, less allowances for returns and
     doubtful accounts of $4,725 at September 30, 1999
     and $5,464 at December 31, 1998.................................                47,087             35,891
   Royalties receivable, less allowance for doubtful accounts
     of $0 at September 30, 1999 and $3,614 at December 31, 1998.....                   322              1,730
   Deferred income taxes.............................................                 2,103              2,103
   Other current assets..............................................                 4,373              5,622
                                                                             --------------     --------------
       Total current assets..........................................               121,082            137,653
                                                                             --------------     --------------
   Property and equipment, less accumulated depreciation
     and amortization................................................                26,668             23,150
   Intangible assets, less accumulated amortization..................                16,357             16,803
   Deferred income taxes.............................................                   698                698
   Other assets......................................................                 2,256                 65
                                                                             --------------     --------------
                                                                             $      167,061     $      178,369
                                                                             ==============     ==============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................        $        5,971     $        5,566
   Accrued expenses..................................................                21,523             31,571
   Deferred revenues.................................................                19,795             21,213
                                                                             --------------     --------------
       Total current liabilities.....................................                47,289             58,350
                                                                             --------------     --------------
Commitments and contingencies

Redeemable preferred stock:
   Zero coupon redeemable preferred stock, no par value; 0 and
     2,000,000 shares authorized, issued and outstanding at                              --                 --
     September 30, 1999 and December 31, 1998........................

Shareholders' equity:
   Preferred stock, no par value; 20,000,000 and 18,000,000
     shares authorized at September 30, 1999 and December 31, 1998;                      --                 --
     none issued or outstanding .....................................
   Common stock, $0.0001 par value; 100,000,000 shares
     authorized, 42,942,226 shares and 42,313,031 shares issued
     as of September 30, 1999 and December 31, 1998..................                     4                  4
   Additional paid-in capital........................................               204,363            201,615
   Accumulated deficit...............................................               (58,182)           (73,528)
   Accumulated other comprehensive loss..............................                (1,369)              (622)
   Treasury stock, 4,323,050 shares and 1,562,100 shares as of
     September 30, 1999 and December 31, 1998........................               (25,044)            (7,450)
                                                                             --------------     --------------
              Total shareholders' equity.............................               119,772            120,019
                                                                             --------------     --------------
                                                                             $      167,061     $      178,369
                                                                             ==============     ==============


          See accompanying notes to consolidated financial statements.

                             HARBINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30,                 September 30,
                                                                  --------------------------      ------------------------
                                                                      1999            1998           1999           1998
                                                                  -----------     ----------      ---------      ---------
Revenues:
    Services ......................................................    $  29,599     $  22,137     $  81,406      $  63,878
    Software ......................................................       11,313        13,283        31,736         34,772
                                                                       ---------     ---------     ---------      ---------
      Total revenues ..............................................       40,912        35,420       113,142         98,650
                                                                       ---------     ---------     ---------      ---------

Direct costs:
    Services ......................................................       12,038         9,123        34,285         24,236
    Software ......................................................        1,139         1,169         3,626          2,839
                                                                       ---------     ---------     ---------      ---------
      Total direct costs ..........................................       13,177        10,292        37,911         27,075
                                                                       ---------     ---------     ---------      ---------

         Gross margin .............................................       27,735        25,128        75,231         71,575
                                                                       ---------     ---------     ---------      ---------

Operating costs:
    Selling and marketing .........................................        9,900         9,157        27,393         23,321
    General and administrative ....................................        6,190        13,914        19,458         25,467
    Depreciation and amortization .................................        2,445         2,036         6,860          5,831
    Product development ...........................................        2,974         2,798         8,967          7,641
    Charge for purchased in-process product development,
      write-off of software development costs, restructuring,
      acquisition related and other charges .......................           --        13,978            --         27,027
                                                                       ---------     ---------     ---------      ---------
         Total operating costs ....................................       21,509        41,883        62,678         89,287
                                                                       ---------     ---------     ---------      ---------
             Operating income (loss) ..............................        6,226       (16,755)       12,553        (17,712)

Interest income, net ..............................................          717         1,202         2,376          3,780
                                                                       ---------     ---------     ---------      ---------

                                                                           6,943       (15,553)       14,929        (13,932)
Income (loss) from continuing operations before income taxes ......
Income tax expense ................................................          571           560           939            705
                                                                       ---------     ---------     ---------      ---------
Income (loss) from continuing operations ..........................        6,372       (16,113)       13,990        (14,637)
Income (loss) from discontinued operations ........................        1,356        (7,331)        1,356         (8,185)
                                                                       ---------     ---------     ---------      ---------
      Net income (loss) ...........................................    $   7,728     $ (23,444)    $  15,346      $ (22,822)
                                                                       =========     =========     =========      =========

Basic earnings per common share:
    Income (loss) from continuing operations ......................    $    0.17     $   (0.39)    $    0.36      $   (0.36)
    Income (loss) from discontinued operations ....................         0.03         (0.17)         0.03          (0.19)
                                                                       ---------     ---------     ---------      ---------
      Net income (loss) per common share ..........................    $    0.20     $   (0.56)    $    0.39      $    0.55)
                                                                       =========     =========     =========      =========

Weighted average number of common shares outstanding ..............       38,607        42,163        38,986         41,691
                                                                       =========     =========     =========      =========

Earnings per common share assuming dilution:
    Income (loss) from continuing operations ......................    $    0.16     $   (0.39)    $    0.35      $   (0.36)
    Income (loss) from discontinued operations ....................         0.03         (0.17)         0.03          (0.19)
                                                                       ---------     ---------     ---------      ---------
      Net income (loss) per common share ..........................    $    0.19     $   (0.56)    $    0.38      $   (0.55)
                                                                       =========     =========     =========      =========

Weighted average number of common shares outstanding assuming
    dilution ......................................................       40,812        42,163        40,421         41,691
                                                                       =========     =========     =========      =========


          See accompanying notes to consolidated financial statements.

                             HARBINGER CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Three Months Ended           Nine Months Ended
                                                                            September 30,               September 30,
                                                                       -----------------------     ------------------------
                                                                          1999          1998         1999            1998
                                                                       ---------     ---------     ---------      ---------

Net income (loss) .................................................    $   7,728     $ (23,444)    $  15,346      $ (22,822)
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments ......................           (5)        1,040          (747)           549
                                                                       ---------     ---------     ---------      ---------

    Comprehensive income (loss) ...................................    $   7,723     $ (22,404)    $  14,599      $ (22,273)
                                                                       =========     =========     =========      =========


          See accompanying notes to consolidated financial statements.

                             HARBINGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                   -------------------------
                                                                                      1999           1998
                                                                                   ---------       ---------

Cash flows provided by operating activities ..................................     $   3,501       $   2,924
                                                                                   ---------       ---------

Cash flows from investing activities:
    Net (purchases) redemptions of short-term investments ....................         1,757         (34,134)
    Purchases of property and equipment ......................................        (9,360)         (9,279)
    Additions to software development costs ..................................        (4,389)         (2,837)
      Proceeds from sale of discontinued operations ..........................           500              --
      Acquisitions and investment in joint venture ...........................          (300)         (3,547)
                                                                                   ---------       ---------
        Net cash used in investing activities ................................       (11,792)        (49,797)
                                                                                   ---------       ---------

Cash flows from financing activities:
    Exercise of stock options and warrants and issuance of stock under
      employee stock purchase plan ...........................................         2,748          11,540
    Principal payments under notes payable and long-term debt ................            --            (623)
    Purchases of common stock ................................................       (17,594)             --
                                                                                   ---------       ---------
      Net cash provided by (used in) financing activities ....................       (14,846)         10,917
                                                                                   ---------       ---------
Net decrease in cash and cash equivalents ....................................       (23,137)        (35,956)
Cash and cash equivalents at beginning of period .............................        33,059          69,811
Effect of exchange rates on cash held in foreign currencies ..................          (216)             80
Cash received from acquisitions ..............................................            --              52
                                                                                   ---------       ---------
Cash and cash equivalents at end of period ...................................     $   9,706       $  33,987
                                                                                   =========       =========
Supplemental disclosures:
Cash paid for interest .......................................................     $      --       $      50
                                                                                   =========       =========
Cash paid for income taxes ...................................................     $     239       $     530
                                                                                   =========       =========


          See accompanying notes to consolidated financial statements.

                             HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited. However, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Harbinger Corporation's ("Harbinger" or the "Company") Form 10-K for the year ended December 31, 1998 and the Company's current reports on Form 8-K dated April 2, 1999 and September 30, 1999.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1999 presentation.


2.       DISTRIBUTION AGREEMENT

         During the second quarter of 1999 the Company executed an agreement ("Agreement") with a former distributor. Under the agreement, the distributor paid the Company a total of approximately $2.0 million in defined installments through August 30, 1999 in settlement of certain royalty receivables, maintenance services provided to the distributor's customers by the Company from 1995 through 1999 and an additional license of source code provided to the distributor. The settlement proceeds were allocated pro-rata to the three components of the Agreement based on their relative fair values. The following credits were recorded to the Company's unaudited consolidated statement of operations in each of the second and third quarters of 1999 for the total $2.0 million received: $502,000 to general and administrative costs for collection of bad debts, $314,000 to direct costs of services for reimbursement of maintenance costs and $210,000 to software revenue for license of source code.

         In 1995 the Company issued to this distributor 4,000,000 shares of zero coupon redeemable preferred stock, of which 2,000,000 shares were outstanding at December 31, 1998. These shares have been cancelled in conjunction with the termination of the original distributor agreement.


3.       INVESTMENT IN JOINT VENTURE

         During the third quarter of 1999, the Company became one-third owner of a limited liability company, GLINK, LLC ("GLINK"), a joint venture established to develop an electronic market place for the grocery industry. The Company made an initial $300,000 cash investment, which was recorded in "Other assets" on the unaudited consolidated balance sheets at September 30, 1999. During the third quarter of 1999, GLINK licensed certain Company software for $250,000 and contracted for $252,000 in professional services for which the Company received a 12-month note receivable. The Company will account for its ownership in GLINK using the equity method of accounting, which requires the Company to record its share of gains and losses of GLINK to the Company's consolidated statements of operations in the period they occur. Such earnings or losses were immaterial for the quarter ended September 30, 1999.


4.       SHAREHOLDERS' EQUITY

         On March 22, 1999 the Board of Directors approved the purchase of an additional 10% of the Company's outstanding shares of common stock under its existing stock repurchase program. This is in addition to the 10% repurchase authorized on October 2, 1998 and completed on March 19, 1999.


5. CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT, WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS, RESTRUCTURING, ACQUISITION RELATED AND OTHER CHARGES

         For the nine months ended September 30, 1999, the Company did not incur charges for purchased in-process product development, write-off of software development costs, restructuring, acquisition related and other charges ("Charges"). A summary of the Charges incurred in 1998 is as follows (in thousands):



                                         Three Months Ended         Nine Months Ended
                                         September 30, 1998         September 30, 1998
                                         ------------------         ------------------
          Integration costs                   $  2,894                    $ 13,919
          Lease termination and other            4,490                       4,490
          Transaction charges                       --                         638
          Asset write downs                      4,193                       4,459
          Severance costs                           --                       1,120
          Other restructuring charges            2,401                       2,401
                                              --------                    --------
                                              $ 13,978                    $ 27,027
                                              ========                    ========



         Approximately $372,000 and $4.1 million of the Charges incurred in the three months and nine months ended September 30, 1998, respectively, resulted from the redirection of internal resources and their associated costs ("Integration Activity Costs") to manage integration activities. In 1999 the management of these activities has been completed and these internal resources and their associated costs are therefore recorded to their original operating cost categories.

         At September 30, 1999 the accrued liabilities related to the Charges were approximately $4.0 million, compared to approximately $7.5 million at December 31, 1998. These liabilities consist primarily of reserves for lease terminations, severance costs and continued service obligations and professional fees associated with phased-out products. Certain Charges involve management estimates, including lease termination costs and liabilities and obligations associated with phasing out products. Actual results could vary from these estimates.


6.       INCOME TAXES

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

7.       DISCONTINUED OPERATIONS

         The Company discontinued its TrustLink Procurement business ("TLP") on September 30, 1998 and established a $6.4 million reserve for the estimated loss on disposal of TLP, including anticipated losses during the phase-out period.

         In the second quarter of 1999 the Company sold the intangible assets and certain property and equipment of TLP for $1.3 million, comprised of cash of $500,000 and a note receivable of $800,000. The resulting loss on disposal of TLP was $2.0 million. The operating loss incurred for TLP from the measurement date to September 30, 1999 was $1.2 million. Repayment on the note will occur at the earlier of the buyer achieving certain sales targets or December 31, 2000.

         At September 30, 1999 the remaining balance in the loss reserve was $3.2 million, available for certain remaining contingencies associated with the disposal of TLP. Such contingencies primarily relate to lease termination costs, customer transition issues and collection risks associated with notes and accounts receivable.

The assets and liabilities of TLP are included in the Company's consolidated balance sheets as follows (in thousands):

                                             September 30,       December 31,
                                                 1999                1998
                                             -------------       ------------
          Accounts receivable                  $     226           $     454
          Other current assets                        62                 106
          Property and equipment, net                 --                 766
          Intangible assets, net                      --               2,454
          Deferred revenues                           --                 (45)
          Current liabilities                       (106)               (281)
                                               ---------           ---------
                   Net assets                  $     182           $   3,454
                                               =========           =========


         The Company discontinued its TrustedLink Banker division ("Banker") on December 31, 1997 and established a $4.0 million reserve for the estimated loss on disposal of Banker, including anticipated losses during the phase-out period. The disposal and operations of Banker were substantially completed by December 31, 1998. During the third quarter of 1999, the Company reversed the remaining reserve to "Income (loss) from discontinued operations," as remaining contingencies associated with the disposal of Banker were resolved.


8.       RELATED PARTY TRANSACTIONS

         The Company received notes receivable during the first quarter of 1999 of $605,000 from five employees who are the former shareholders of EDI Works! LLC., a company acquired in 1998. The terms of the full-recourse notes are 18 months with an annual interest rate of 8.75%. Interest accrues on a monthly basis with principal and interest due at the end of the term of the notes.


9.       SEGMENT INFORMATION

         The Company operates in a single industry segment: the establishment and management of electronic commerce relationships between businesses. The Company manages its business along geographical lines, thus resulting in three reportable segments: North America, Europe, and Asia Pacific and Latin America. The accounting policies of each segment are the same as those described in the summary of significant accounting policies. Revenues are attributed to a reportable segment based on the location of the customer. Management evaluates the performance of each segment on the basis of operating income, excluding integration and restructuring charges and certain general and administrative credits. Intersegment royalties are calculated based upon revenues, as defined, derived from the sales of certain software products and services at agreed upon percentages between the segments.

         A summary of the Company's reportable segments for the nine months ended September 30, 1999 and September 30, 1998 is presented below (in thousands):

                                                                    Asia Pacific
                               North America         Europe      and Latin America        Total
                               -------------         ------      -----------------     ----------
Revenues:
      1999                       $   98,056        $   15,990        $    2,181        $  116,227
      1998                       $   84,108        $   15,226        $    2,119        $  101,453

Intersegment Royalties:
      1999                       $    3,085        $       --        $       --        $    3,085
      1998                       $    2,803        $       --        $       --        $    2,803

Operating Income (as defined):
      1999                       $    8,864        $    1,738        $      196        $   10,798
      1998                       $   14,523        $      670        $      582        $   15,775




                                                                         1999                1998
                                                                     -----------         -----------

Revenues:
Total gross revenues for reportable segments                         $   116,227         $   101,453
Elimination of intersegment royalties                                     (3,085)             (2,803)
                                                                     -----------         -----------
   Total consolidated revenues                                       $   113,142         $    98,650
                                                                     ===========         ===========


                                                                        1999                 1998
                                                                     -----------         -----------
Operating Income (loss) (as defined):
Total operating income for reportable segments                       $    10,798         $    15,775
Charges for integration and restructuring                                     --             (27,027)
Certain general and administrative credits (charges)                       1,755              (6,460)
                                                                     -----------         -----------
   Total consolidated operating income (loss)                        $    12,553         $   (17,712)
                                                                     ===========         ===========


A summary of the Company's reportable segments for the quarters ended September 30, 1999 and September 30, 1998 is presented below (in thousands):

                                                                                Asia Pacific
                                       North America               Europe     and Latin America          Total
                                       -------------              --------    -----------------         --------
Revenues:
     1999                                $  36,030                $  5,159         $     645            $ 41,834
     1998                                $  30,361                $  4,961         $     969            $ 36,291

Intersegment Royalties:
     1999                                $     922                $     --         $      --            $    922
     1998                                $     871                $     --         $      --            $    871

Operating Income (as defined):
     1999                                $   5,016                $    666         $      42            $  5,724
     1998                                $   3,015                $    308         $     360            $  3,683




                                                                         1999                1998
                                                                     -----------         -----------
Revenues:
Total gross revenues for reportable segments                         $    41,834         $    36,291
Elimination of intersegment royalties                                       (922)               (871)
                                                                     -----------         -----------
   Total consolidated revenues                                       $    40,912         $    35,420
                                                                     ===========         ===========

                                                                         1999               1998
                                                                     -----------         -----------
Operating Income (loss) (as defined):
Total operating income for reportable segments                       $     5,724         $     3,683
Charges for integration and restructuring                                     --             (13,978)
Certain general and administrative credits (charges)                         502              (6,460)
                                                                     -----------         -----------
   Total consolidated operating income (loss)                        $     6,226         $   (16,755)
                                                                     ===========         ===========


10.      CONTINGENCIES

         The Company is involved in certain legal actions and other claims arising out of the ordinary course of business, including discontinued operations and the phase-out of certain non-strategic software products. Additionally, a shareholder class action lawsuit was filed against the Company in September 1999 (see Part II, Item 1 of this Form 10-Q). While the ultimate results and outcomes of these actions and claims cannot be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and the Company's Form 10-K for the year ended December 31, 1998 and the Company's current reports on Form 8-K dated April 2, 1999 and September 30, 1999.

OVERVIEW

         Harbinger Corporation (the "Company") primarily generates revenues from various services and license fees on software sales. Revenues for services principally include subscription fees for transactions on HARBINGER.NET, the Company's electronic commerce portal; software maintenance, and professional service fees for implementation, outsourcing, and training. Subscription fees are a combination of monthly access charges and transaction-based usage charges and are recognized as incurred each month. Software maintenance is billed in advance with revenue deferred and recognized ratably over the one-year service period. Revenues for professional services are based on actual services rendered and are recognized as services are performed. License fees for software are generally recognized upon shipment, net of estimated returns or may be billed on monthly subscription terms generally over a 2-3 year period. Software revenues also include royalty revenues under distribution agreements with third parties which are recognized either on shipment of software to a distributor or upon sales to end users by a distributor, depending on the terms of the distribution agreement.


RESULTS OF OPERATIONS

   REVENUES

         Total revenues increased 15% to $113.1 million in the nine months ended September 30, 1999 from $98.7 million in the same period in 1998. Revenues for services increased 27% to $81.4 million in the nine months ended September 30, 1999 from $63.9 million in the same period in 1998. This increase is attributable to growth in the Company's outsourcing and implementation services, as well as growth in subscription fees for HARBINGER.NET. Service revenues for the nine months ended September 30, 1999 include $400,000 for past services that were billed in the third quarter of 1999. Revenue from software sales decreased 9% to $31.7 million in the nine months ended September 30, 1999 from $34.8 million in the same period in 1998 due to the phase-out of certain non-strategic software products, ("Sunset Products") and the discontinued relationships with certain third party resellers of the Company's software products.

         Total revenues increased 16% to $40.9 million in the three months ended September 30, 1999 from $35.4 million in the same period in 1998. Revenues for services increased 34% to $29.6 million in the three months ended September 30, 1999 from $22.1 million in the same period in 1998. Service revenues for the three months ended September 30, 1999 include $924,000 for past services that were billed in the third quarter of 1999. Excluding these billings, revenues from services would have increased 29.5% to $28.7 million in the three months ended September 30, 1999, primarily attributable to growth in the Company's outsourcing and implementation services as well as subscription fees for HARBINGER.NET. Revenues from software license fees decreased 15% to $11.3 million in the three months ended September 30, 1999 from $13.3 million in the same period in 1998 due to the phase-out of certain non-strategic software products ("Sunset Products") and the discontinued relationships with certain third party resellers of the Company's software products.


   DIRECT COSTS

         Direct costs for services increased to $34.3 million, or 42.1% of services revenues, in the nine months ended September 30, 1999, from $24.2 million, or 37.9% of services revenues, in the nine months ended September 30, 1998. Excluding past services that were billed in the third quarter of 1999, direct costs for services would have increased to 42.3% of services revenue for the nine months ended September 30, 1999. This increase in direct costs for services as a percentage of total services revenues primarily reflects the effects of a higher mix of professional services revenues in 1999 and the effect of reallocating costs to Integration Activity Costs in 1998. Direct costs for software increased to $3.6 million, or 11.4% of software revenues, in the nine months ended September 30, 1999, from $2.8 million, or 8.2% of software revenues, in the nine months ended September 30, 1998. The increase in direct software costs as a percentage of software revenues is primarily due to increased amortization of capitalized software costs combined with the decline in software revenues from Sunset Products.

         Direct costs for services increased to $12.0 million, or 40.7% of services revenue, in the three months ended September 30, 1999, from $9.1 million, or 41.2% of services revenue, in the three months ended September 30, 1998. Excluding past services that were billed in the third quarter of 1999, direct costs for services would have increased to 42.0% of services revenue for the three months ended September 30, 1999. This increase in direct costs for services as a percentage of services revenues reflects the effects of a higher mix of professional services revenues in 1999, principally through increased outsourcing and implementation activities, as well as the effect of reallocating costs to Integration Activity Costs during the three months ended September 30, 1998. Direct costs for software decreased to $1.1 million, or 10.1% of software revenues, in the three months ended September 30, 1999, from $1.2 million, or 8.8% of software revenues, in the three months ended September 30, 1998. The increase in direct software costs as a percentage of software revenues is primarily attributable to a decline in software revenues from Sunset Products.


   SELLING AND MARKETING

         Selling and marketing expenses increased 17% to $27.4 million, or 24.2% of revenues, in the nine months ended September 30, 1999 from $23.3 million, or 23.6% of revenues, in the nine months ended September 30, 1998. For the third quarter, selling and marketing expenses increased 8% to $9.9 million, or 24.2% of revenues, in the three months ended September 30, 1999, from $9.2 million, or 25.9% of revenues, in the three months ended September 30, 1998. For both the nine-month and three-month period comparisons, the increase in expenses is primarily due to positioning of the Company's E-Commerce portal HARBINGER.NEt. In addition, the increase for the nine-month period in 1999 is partially attributable to the effect of reallocating costs to Integration Activity Costs in 1998. The Company expects selling and marketing expenses to continue to increase, as it recently announced its intention to spend approximately $21 million in sales marketing and brand awareness over the next five quarters.


   GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased 24% to $19.5 million in the nine months ended September 30, 1999, from $25.5 million in the nine months ended September 30, 1998. As a percentage of revenues, these expenses decreased to 17.2% of revenues in the nine months ended September 30, 1999 from 25.8% of revenues in the nine months ended September 30, 1998. The 1999 period includes a credit of $1.7 million due to the receipt of an outstanding royalty receivable from a specific customer that had been reserved for in 1998. The 1998 period includes a charge of $6.5 million due to a reserve recorded for an outstanding royalty and accounts receivables from a reseller and certain other customer accounts. If this receipt and charge had not occurred, general and administrative expense would have been $21.2 million or 18.8% of revenues in 1999 and $19.0 million or 19.3% of revenues in 1998. Excluding the aforementioned bad debt recovery and bad debt reserve, the increase in general and administrative expense is primarily attributable to the effect of reallocating costs to Integration Activity Costs in 1998, an increase in office space in 1999 to accommodate expansion and investments in information technology in 1999.

         For the third quarters, general and administrative expenses decreased 56% to $6.2 million in the three months ended September 30, 1999 from $13.9 million in the three months ended September 30, 1998. As a percentage of revenues, these expenses decreased to 15.1% of revenues in the three months ended September 30, 1999 from 39.3% of revenues in the three months ended September 30, 1998. The quarter ended September 30, 1999 includes a credit of $502,000 due to the receipt of an outstanding royalty receivable from a specific customer that had been reserved for in 1998. The quarter ended September 30, 1998 includes a charge of $6.5 million due to a reserve recorded for outstanding royalty and accounts receivables from a reseller and certain other customer accounts. If this receipt and charge had not occurred, general and administrative expenses would have been $6.7 million or 16.4% of revenues in 1999 and $7.4 million or 21.0% of revenues in 1998. This decrease as a percentage of revenues is attributed to savings realized from newly negotiated rebates with national suppliers and improved operational efficiencies derived from the Company's infrastructure investments in 1999.


   DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased 18% to $6.9 million in the nine months ended September 30, 1999 from $5.8 million in the nine months ended September 30, 1998. As a percentage of revenues, these expenses increased to 6.1% of revenues in the nine months ended September 30, 1999 from 5.9% revenues in the nine months ended September 30, 1998. For the third quarters, depreciation and amortization increased 20% to $2.4 million in the three months ended September 30, 1999 from $2.0 million in the three months ended September 30, 1998. As a percentage of revenues, these expenses were 6.0% and 5.7% for the three months ended September 30, 1999 and September 30, 1998, respectively. The increase in depreciation and amortization for the nine-month and three-month periods of 1999 compared to 1998, respectively, is due to the purchase of computer hardware and software associated with the Company's investment in its information technology infrastructure.


   PRODUCT DEVELOPMENT

         Total expenditures for product development, including capitalized software development costs, increased to $11.7 million in the nine months ended September 30, 1999 from $10.5 million in the same period in 1998. The Company capitalized product development costs of $2.8 million and $2.8 million in the nine months ended September 30, 1999 and 1998, respectively, which represented 23.6% and 27.1% of total expenditures for product development in these respective periods. Product development expenses increased to $9.0 million or 7.9% of revenues in the nine months ended September 30, 1999, from $7.6 million or 7.7% of revenue in the nine months ended September 30, 1998, reflecting increased development of internet-based products, the addition of HARBINGER LABS, the Company's development group devoted to next generation products, and the effect of reallocating costs to Integration Activity Costs in 1998.

         Total expenditures for product development, including capitalized software development costs, increased to $4.0 million in the three months ended September 30, 1999 from $3.6 million in the same period in 1998. The Company capitalized software development costs of $1.0 million and $794,000 in the three months ended September 30, 1999 and 1998, respectively, which represented 24.7% and 22.1% of total expenditures for product development in these respective periods. Product development expenses were $3.0 million or 7.3% of revenues in the three months ended September 30, 1999, and $2.8 million or 7.9% of revenue in the three months ended September 30, 1998, reflecting increased development of internet-based products and the addition of HARBINGER LABS, the Company's development group devoted to next generation products. In addition, during the third quarter of 1999 the Company began marketing and licensed certain software originally developed for internal use and reclassified
$1.6 million from property and equipment work-in-progress to capitalized software development costs.

CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT, WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS, RESTRUCTURING, ACQUISITION RELATED AND OTHER CHARGES ("CHARGES")

         The Company incurred Charges of $27.0 million during the nine months ended September 30, 1998 and the year ended December 31, 1998 relating to the costs of integrating its acquisitions in 1998 and 1997 and its restructuring in 1998. Approximately $4.1 million of the Charges consisted of an allocation of resources to integration-related activities associated with these acquisitions ("Integration Activity Costs"). For the quarter ended September 30, 1998, the company incurred $14.0 million in Charges, of which $372,000 related to internal resources allocated to Integration Activity Costs. The integration activities were completed by the end of 1998 and the internal resources and their associated costs are recorded in their original operating cost categories in 1999. (See Note 5 to the accompanying unaudited consolidated financial statements.)


INTEREST INCOME, NET

         Interest income, net, decreased 37% to $2.4 million for the nine months ended September 30, 1999 from $3.8 million for the nine months ended September 30, 1998. On a quarter-to-quarter comparison, interest income, net, decreased 40% to $717,000 in the third quarter of 1999 from $1.2 million in the third quarter of 1998. These decreases are primarily due to a reduction in cash and short-term investments for the Company to acquire its common stock and to invest in its information technology infrastructure.


INCOME TAXES

         Income tax expense increased to $939,000 for the nine months ended September 30, 1999 from $705,000 for the nine months ended September 30, 1998 due to increased income from continuing operations. For the quarters ended September 30, 1999 and 1998 income tax expense increased to $571,000 from $560,000, respectively. The effective income tax rate of 6.2% for the nine months ended September 30, 1999 differs from the expected rate of 39% due to a reduction in the valuation allowance.


DISCONTINUED OPERATIONS

         The Company discontinued its TrustedLink Procurement business ("TLP") on September 30, 1998 and continues to work to resolve certain unsettled contingencies at September 30, 1999. The Company discontinued its TrustedLink Banker division ("Banker") on December 31, 1997. The disposal and operations of Banker were substantially completed by December 31, 1998. During the third quarter of 1999, the Company reversed the remaining reserve that had been established for the estimated loss of disposal of Banker as remaining contingencies associated with the disposal were resolved. The reserve for loss on disposal and reclassified results of TLP for 1998 and the reversal of the reserve in 1999 for TLB are reported in the accompanying consolidated statements of operations under "Income (loss) from discontinued operations." (See Note 7 to the financial statements.)


NET INCOME AND EARNINGS PER SHARE

         Net income increased to $15.3 million or $0.38 per diluted share for the nine months ended September 30, 1999 from a net loss of $22.8 million or $0.55 per diluted share for the nine months ended September 30, 1998. Net income, adjusted to exclude a specific $1.7 million general and administrative credit and a credit for discontinued operations in the nine months ended September 30, 1999 and for the Charges and discontinued operations in 1998, net of income taxes at 39%, would have been $8.0 million or $0.20 per diluted share for the nine months ended September 30, 1999, compared to $12.1 million or $0.28 per diluted share in the same period in 1998, representing a 34% decrease from 1998 to 1999.

         Net income increased to $7.7 million or $0.19 per diluted share for the quarter ended September 30, 1999 from a net loss of $23.4 million or $0.56 per diluted share for the quarter ended September 30, 1998. Net income, adjusted to exclude a specific $502,000 general and administrative credit and a credit for discontinued operations in the third quarter of 1999 and the Charges and discontinued operations in 1998, net of the effect of income taxes at 39%, would have been

$3.9 million or $0.10 per diluted share for the third quarter of 1999, compared to $3.0 million or $0.07 per diluted share in the same period in 1998, representing a 32% increase from 1998 to 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased $5.5 million to $73.8 million as of September 30, 1999 from $79.3 million as of December 31, 1998, primarily due to cash used to acquire common stock of the Company under its ongoing stock repurchase program and investments in its information technology infrastructure offset by an increase in accounts receivable.

         Management expects the Company will continue to fund its operations, investment needs and capital expenditures through cash flows generated from operations, cash on hand, and additional equity and debt capital. Several factors could have an impact on the Company's cash flows in the future, including the effects of the Company's recently announced strategic investment for marketing, sales and technology development projected to be approximately $28 million in additional spending through December 31, 2000. Additionally, the Company expects continued spending for its ongoing common stock repurchase program, liquidation of liabilities incurred due to Charges and discontinued operations and anticipated outlays for the Company's ongoing effort to enhance and consolidate its information technology infrastructure. Additionally, liquidity could be negatively impacted as a result of a shareholder class action lawsuit filed against the Company in the third quarter of 1999. Although the outcome of this action cannot be determined at this time, management, including internal counsel does not believe that the outcome will have a material adverse effect on the Company's financial position.

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

         As of September 30, 1999 substantially all of the Company's product readiness testing has been completed. Certain of the Company's customers, including resellers, are currently using legacy versions of the Company's products for which a Year 2000 Ready version will not be developed. The Company has implemented a migration plan to move many of these customers to functionally similar Year 2000 Ready products although some legacy products will not be replaced. The Company has implemented a website on the Internet that includes a general overview of the Company's Readiness Assessment Program, including a list of products and the applicable Year 2000 Ready version numbers of such products.

         For most of 1999 the Company has been engaged in a significant upgrade of substantially all of its core IT systems, including those related to sales, customer service, human resources, finance, accounting and other enterprise resource planning functions, as a result of its growth in recent years. The Company believes that the upgraded systems, which it expects to have substantially implemented by year-end 1999, are all Year 2000 Ready. The Company is continuing to review its remaining IT systems for Year 2000 Readiness, and expects to modify, replace or discontinue the use of non-compliant systems before the end of 1999. In addition, the Company is in the process of evaluating its Year 2000 readiness with respect to non-IT systems, including systems embedded in the Company's communications and office facilities. In many cases these facilities have been recently upgraded or are scheduled to be upgraded before year-end 1999 as a result of the Company's growth in recent years. Part of the Company's preparation included distributing surveys to its principal IT and non-IT systems and services vendors soliciting information on their Year 2000 Readiness. The Company also surveyed its vendors' websites for additional related information.

         The majority of the work performed for the Company's Year 2000 Readiness Assessment Program has been completed by the Company's staff. Additionally, the Company engaged outside advisors to evaluate the Readiness Assessment Program and to participate in certain elements of product testing. The total costs for completing the Year 2000 Readiness Assessment Program, including modifications to the Company's software products, is estimated to be between $1 million and $2 million, funded through the Company's internal operating cash flows. This cost does not include the cost for new software, or for modifications to existing software, for the Company's core IT and non-IT systems, as these projects were not accelerated due to the Year 2000 issue. Approximately $15,000 in cost remains to be incurred to complete the Company's Readiness Assessment Program.

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


FORWARD LOOKING STATEMENTS


         Other than historical information contained herein, certain statements included in this report may constitute "forward looking" statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 related to the Company that involve risks and uncertainties including, but not limited to, quarterly fluctuations in results, the management of growth, market acceptance of certain products, impact of Year 2000 compliance, the inability to predict the outcome of certain litigation matters and other risks. For further information about these and other factors that could affect the Company's future results, please see the Company's most recent Form 10-K filed with the Securities and Exchange Commission. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward looking statements. The Company undertakes no obligation to update or revise forward looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  In September 1999 the Company and certain of its current and former officers and directors were named as defendants in a shareholder class action lawsuit filed in the Federal District Court for the Northern District of Georgia. In general, this lawsuit alleges various violations of the federal securities laws in connection with certain statements made by the Company regarding its operations and prospects during the period from February 4, 1998 to October 1, 1998. The plaintiff is seeking unspecified money damages together with interest, attorneys' fees and costs. The Company believes the action is without merit and intends to defend it vigorously.

ITEM 6.  EXHIBITS

         (a)      Exhibits

                  Exhibit 11.1      Computation of Earnings Per Share

                  Exhibit 27.1      Financial Data Schedule (for SEC use only)

                  Exhibit 27.2 Restated Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  Form 8-K dated September 30, 1999 reporting under Item 5 and
                  Item 7 (c) the text of a press release dated September 17, 1999 concerning a shareholder class action lawsuit filed against the Company and certain of its current and former officers and directors.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HARBINGER CORPORATION




Date:        November 12, 1999              /s/ C. Tycho Howle
      --------------------------------      -----------------------------------
                                            C. Tycho Howle
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date:        November 12, 1999              /s/ James K. McCormick
      --------------------------------      -----------------------------------
                                            James K. McCormick
                                            Chief Financial Officer
                                            (Principal Financial Officer)