Form 10-K405
period 1999-12-31
HARBINGER CORP
filed 2000-03-30
CIK 947116

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

                   For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 8, 2000 as reported by The Nasdaq Stock Market, was approximately $977,432,495. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 8, 2000, Registrant had outstanding approximately 39,594,515 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2000 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, CERTAIN MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HARBINGER CORPORATION AND MEMBERS OF ITS MANAGEMENT AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS INCLUDE "OUR REVENUES COULD DECREASE AS WE TRANSITION TO A BUSINESS MODEL THAT EMPHASIZES RECURRING SERVICES REVENUES", "OUR OPERATING RESULTS COULD FLUCTUATE, CAUSING OUR STOCK PRICE TO FALL", AND "WE MUST SUCCESSFULLY MANAGE OUR GROWTH." THESE AND ADDITIONAL IMPORTANT FACTORS TO BE CONSIDERED ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS REPORT, THE TERMS OF WHICH ARE INCORPORATED BY REFERENCE HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS.

                                     PART I


ITEM 1. BUSINESS

     Harbinger Corporation ("Harbinger" or the "Company") is a leading worldwide provider of business-to-business ("B2B") electronic commerce ("e-commerce") products and services, offering comprehensive, scalable, standards-based, solutions for businesses of all sizes. The Company develops, markets and supports B2B e-commerce software products and provides network communications and consulting services that help businesses fully automate the cycle of transactions required in the electronic procurement of goods and services. Harbinger is differentiated in the B2B e-commerce market by its core competency, which focuses on the end-to-end process of building, managing and integrating complete electronic trading communities (e.g., groups of companies that regularly exchange B2B e-commerce transactions). The Company believes that this end-to-end process requires domain expertise both as a technology and services provider, but also as a trusted intermediary, which includes managing the exchange and integration of mission-critical transactions, developing and facilitating electronic procurement catalogs ("e-catalogs"), enabling and deploying electronic marketplaces and vertical market exchanges, and managing the on-going trading relationships between businesses using these marketplaces and exchanges to communicate their purchasing and settlement transactions with each other.

     Harbinger's software products enable businesses to engage in e-commerce with one another by fully integrating e-commerce into their business infrastructure and operations. The software is designed and compatible for use with the most commonly used computer platforms and operating systems, and provides secure and reliable transmission of e-commerce data between businesses via the Internet and legacy networks. Harbinger offers the software as customer-licensed applications for operation on an end-user's server, or on a subscription basis as an Application Service Provider (ASP) in which the software is hosted on Harbinger's servers and accessed by customers via the Internet. Harbinger provides e-commerce delivery and implementation services for its software, including installation, training and on-going customer support, and additionally the integration of the software (and resulting e-commerce data) with a customer's business systems. Delivery and implementation services can also include outsourcing services for the operations management of a customer's e-commerce systems, and management of a customer's e-commerce trading community program. Harbinger additionally offers e-commerce network communications and trusted intermediary services via its e-commerce portal on the Internet. The e-commerce center facilitates electronic transaction exchange between businesses using Internet Protocol ("IP"), the underpinning for the Internet, Intranets, Extranets, Web sites and e-mail, and over standard telephone lines using non-IP protocols, such as X.400, X.25 and Bisync. The Company's B2B e-commerce products and services are deployed in many combinations to suit the individual needs of its customers, resulting in a comprehensive, scalable, standards-based, e-commerce solution for each customer, thus maximizing the number and value of their e-commerce trading relationships with other businesses. As of March 31, 2000, the Company's customers included leading U.S. and multi-national corporations and government agencies, including the following:

   3M Companies                         Environmental Protection Agency               Proctor and Gamble
   Abbott Labs                          Exxon                                         Reebok International
   Allied Signal                        Federal Express                               Sears
   Ameritech                            Ford                                          Shell
   Amoco                                General Electric                              Southern Company
   AT&T                                 General Motors                                Southwestern Bell
   Baxter Healthcare                    Georgia Power                                 Sports Authority
   Bell Atlantic                        GroceryLink                                   Sprint
   Bell Canada                          Hewlett-Packard                               Swisscom
   Bellcore                             Hitachi Data Systems                          Telstra
   BellSouth                            Honda                                         Tennessee Valley Authority
   Caterpillar                          IBM                                           Texaco
   Chevron                              Internal Revenue Service                      Texas Instruments
   Compaq Computer                      John Deere                                    The Limited
   Daimler-Chrysler                     Johnson & Johnson                             Timberland
   Dell Computer                        Johnson Controls                              Toys R Us
   Deutsche Telekom                     Kmart                                         TRW
   Detroit Edison                       Lucent Technologies                           United Parcel Service
   Digital Equipment Corp.              MCI                                           United Technologies
   Duke Power                           Mitsubishi                                    Upjohn
   DuPont                               Mobil                                         US Dept., of Transportation
   Dutch PTT Post                       Northern Telecom                              US Dept. of Defense
   Eastman Chemical                     Northrop Grumman                              US Postal Service
   Eli Lilly                            Pacific Gas & Electric                        Wal-Mart

     Harbinger focuses day-to-day business operations on five corporate priorities: (i) revenue growth; (ii) customer value renewal; (iii) knowledgeable, committed and motivated team; (iv) operational excellence; and,
(v) infrastructure expansion. To achieve its objectives in these areas, the Company announced that during 2000 it expected to: (a) increase market awareness of Harbinger as the leading B2B e-commerce solutions provider; (b) capitalize on its e-commerce center (harbinger.netSM) as the leading portal for mission-critical B2B e-commerce; (c) complete the conversion of its approximately 40,000 existing customers to Internet-enabled products and services; and, (d) maintain operational excellence throughout the Company.

B2B E-COMMERCE

     Business-to-business e-commerce involves the automation of business processes and transactions through the use of computers and telecommunications to exchange and electronically process commercial information and transactions between businesses. In the 1980s, the predominant technology for B2B e-commerce was standards-based data exchange, which facilitated the computer-to-computer exchange of business transactions between trading partners using formatted messages. The transactions, typically purchase orders, shipping notices, invoices and related confirmations, were communicated between businesses over private service networks, known as value-added networks ("VANs"), which provided security, auditability and delivery for transactions. In the 1990s, IP-based networks including the Internet became more prominent in the B2B e-commerce market and have greatly expanded the opportunity for software functionality, types of transactions and the data communications of such transactions between businesses.

     The advantages of B2B e-commerce typically include one-time or eliminated data entry, reduced clerical workload, elimination of paper records, rapid, accurate and secure exchange of business data, and reduced operating and inventory carrying costs. B2B e-commerce, for example, facilitates uniform data communications between trading partners in different industries, including customers, suppliers, common carriers, banks and other financial institutions. Standards-based data exchange remains a cornerstone of e-commerce and has historically been the source of the majority of Harbinger's revenue. The Company expects IP-based revenue to increase as a percentage of its total revenue. Nevertheless, many B2B e-commerce transactions, including those generated by new IP-based software applications, follow a common transaction flow originally established using standards-based data exchange.

     Transaction Flow. B2B e-commerce transactions follow specific execution methods. The following outlines a typical purchasing transaction. First, a trading partner (the "sending partner") creates with its computer, either manually or electronically, the raw business data for the purchase order. Business data for manual transactions may be created by selecting items from an e-catalog, whereas automated transactions may be dynamically created by the sending partner's business systems according to predetermined criteria for inventory levels, sales forecasts, etc. Second, e-commerce software on the sending partner's computer converts the raw business data into an acceptable, standards-based, e-commerce purchase order. Third, the purchase order, now in e-commerce format, is electronically transmitted through telecommunications links from the sending partner's computer to the central server of a trusted third party that serves as the transactional intermediary for many trading partners. Telecommunications could be point-to-point between trading partners, but the predominant model remains through intermediaries for reasons of security, auditing and ease of delivery. Fourth, the intermediary receives and processes the transaction for subsequent delivery to the intended trading partner (the "receiving partner"). Fifth, the receiving partner uses e-commerce software, but not necessarily the same brand of e-commerce software employed by the sending partner, to act on the purchase order. Sixth, based on the receiving partner's actions, a follow-up transaction (e.g., order confirmation) is created and communicated back to the sending partner ostensibly following the same procedures outlined in steps 1-4 above. The transaction exchange, following prescribed execution methods and standard transaction sets (i.e., quotes, purchase orders, shipping and receiving notices, invoices, payments and related transaction), continues between the partners through invoicing and settlement.

     Trading Communities. Groups of companies that regularly trade with each other generate a significant number of repetitive business transactions. These groups and the individual companies that comprise their trading communities are prospects for the implementation of B2B e-commerce solutions. Early market expansion of B2B e-commerce and its associated trading communities was made possible through the establishment of repetitive standard transactions sets based on the ANSI X.12 and UN/EDIFACT formats. There are now subsets of these standards in use across specific industries such as automotive, banking, chemical, financial, grocery, healthcare, petroleum, retail and utilities. The adoption of these standards-based formats as an accepted means of transaction exchange has occurred, in part, because many groups and trade organizations and many large companies within vertical communities increasingly recommend or require their member organizations or trading partners to adopt such formats as the primary method of communicating business transactions. The vast majority of today's B2B e-commerce transactions utilize these standard and subset formats. With the growth of IP-based e-commerce, the market is also seeing new formats emerge such as extensible markup language ("XML") and open buying over the Internet ("OBI"), which like standards-based data exchange in the 1980s must first achieve market acceptance.

     Marketplaces and Vertical Market Exchanges. Several B2B e-commerce trading models have evolved in the market over time including enterprise-centric, consortium and open market. The predominant model, enterprise-centric (also "e-hub" and "hub and spoke"), dates back to the 1980s, where large companies within a trading group exercised substantial influence over how the group exchanged B2B e-commerce transactions. This one-to-many trading model grew up in vertical markets where there were clear industry leaders conducting business around a specialized group of products. Within B2B e-commerce, the consortium and open market trading models have emerged in recent years. The consortium model is similar to the enterprise-centric model except that several large enterprises, sometimes in joint-ventures which include e-commerce technology suppliers, band together to build a marketplace for the exchange of commodity-oriented goods and services. In contrast, the open market model is a many-to-many marketplace for the exchange of commodity-oriented goods and services, where no clear business leaders can dominate the playing field. Transactions within these trading models can flow via Internet or Extranet, public and private third-party networks. The process of building, managing and integrating complete electronic trading communities around these e-commerce trading models has a cascading effect across business segments and markets. Large companies attract mid-market companies, who in turn attract smaller enterprises to engage in B2B e-commerce, thus creating an integrated and automated supply chain. This natural evolution and growth results in potential new customers for B2B e-commerce software, network communications and consulting services.

     According to GartnerGroup, B2B e-commerce transactions will grow to reach $7.3 trillion worldwide by 2004. Furthermore, Company management estimates that of the 3 million U.S. companies with five or more employees, approximately 200,000 (including virtually all of the Fortune 500) have elected to date to make use of B2B e-commerce, representing about $45 billion in transaction value. Although many of these businesses are members of existing trading communities, the Company believes that the majority use B2B e-commerce to communicate with only a small percentage of their suppliers, distributors and customers. For B2B e-commerce to achieve analyst growth estimates over the next few years, the Company believes penetration and adoption rates within the mid-market and small enterprise will need to sharply increase. Adoption of B2B e-commerce and expansion within trading communities will depend on various factors, such as the extent of automation in the industry, the degree to which companies require electronic trading from their trading partners, the level of computer sophistication of businesses in the trading community, the frequency of transactions among trading partners in the community and the economic benefits derived from the trading community by implementing electronic trading, which historically have accrued principally to the larger members of the community.

THE INTERNET AND INTERNET PROTOCOL

     The Internet is a collection of interconnected public and private networks that allows any computer on the network to communicate with any other computer on the network over IP. IP is the common denominator for the Internet as well as for corporate Intranets, Extranets, Web sites and e-mail. Although the Internet affords a lower cost, more robust, and widely available medium for B2B e-commerce telecommunications, there are significant actual and perceived concerns relating to the use of the Internet for commercial transactions. These concerns include security, inability to confirm message integrity, vulnerability of messages to interception and fabrication, lack of user support, service or centralized "help desk" support, and difficulties in obtaining reliable assurance of receipt of messages sent or the authenticity of messages received. These difficulties inherent in the Internet are magnified when the Internet is used to transport commercial, mission-critical, B2B e-commerce transactions.

     To solve the current problems with using the Internet and other IP networks for transporting B2B e-commerce transactions, the Company offers a series of products and services. The harbinger.net e-commerce center provides trusted intermediary services including those for message integrity and accountability, and centralized online customer support. Harbinger software products that operate as Extranets, but do not require a Web browser interface, include secure communications to harbinger.net using secure sockets layer ("SSL"), a security protocol that is widely accepted for IP networks. Harbinger Express is an e-commerce Extranet product using a Web browser interface and the browser's native SSL component for secure transmission of transactions to harbinger.net. Harbinger Templar(R) is an e-commerce e-mail product using patented and industry standard encryption technologies for the highly secure transmission of transactions to harbinger.net and directly between trading partners.

THE HARBINGER SOLUTION

     The Harbinger solution to address B2B e-commerce focuses on building, managing and integrating complete electronic trading communities. The Company believes that facilitating this end-to-end process requires a combination of technologies and services, surrounding centralized trusted intermediary services that link businesses together in organized trading communities. The Company believes the following components for trading community development differentiates it from competitors in the market.

     - E-Commerce Center, Trusted Intermediary. The Company offers harbinger.net, a transaction portal and e-commerce center, providing IP and non-IP telecommunications and value-added information services between trading partners, as well as an e-commerce information service accessible to all businesses. The portal also hosts the Company's Application Services business, as well as marketplaces and vertical market exchanges operated by the Company on behalf of itself and others, some of whom are joint-venture partners. Trading services include subscription-based vertical market trading communities, electronic storefronts, online customer care, e-commerce resource center, e-commerce directory and various interconnections to numerous private networks and VANs.

     - Catalog Data Management. The Company offers a range of tools and services for buyers and suppliers to quickly build and maintain e-catalogs with fully rationalized data elements for fast search and retrieval by popular catalog engines. E-Catalogs can be hosted on a subscription basis on harbinger.net under the Company's Application Service Provider (ASP) program.

     - Application Services and Software. The Company offers a fully scalable range of e-commerce software products for trading communities to create marketplaces and vertical market exchanges, build Internet storefronts, implement data security and encryption, and conduct IP and non-IP telecommunications. The Company offers the software as customer-licensed applications for operation on the end-user's server, or on a subscription basis as an ASP where the software is hosted on Harbinger's servers and accessed via connection to harbinger.net.

     - Data Transformation Services and Software. The Company offers a fully scalable range of e-commerce software products to perform data transformation between e-commerce formats (XML, X12, EDIFACT) and the integration of resulting data to its customers business processes and systems. The Company offers the software as customer-licensed applications for operation on the end-user's server, or on a subscription basis as an ASP where the software is hosted on Harbinger's servers and accessed via connection to harbinger.net.

     - Delivery and Implementation Services. The Company offers a full complement of e-commerce delivery and implementation services for its software including installation, training and on-going customer support, and additionally the integration of the software with a customer's business systems. Services can also include outsourcing services for the operations management of a customer's e-commerce systems, and complete development, deployment and management of a customer's e-commerce trading community program.

STRATEGY

     The Company's objective is to be a leading worldwide provider of IP-based, B2B e-commerce solutions to businesses of all sizes. To accomplish this objective, the Company offers a full spectrum of products and services, which enable customers to conduct B2B e-commerce over IP networks. The Company's focus is on building, managing and integrating complete electronic trading communities for its customers on a worldwide basis. The Company strives to generate recurring revenue by extending the solution it offers to its current customers while adding new customers, thus increasing revenue-related traffic to the harbinger.net e-commerce center and increasing market awareness and acceptance for the Company and its solutions in the marketplace. The Company offers its customers the flexibility of purchasing Harbinger's solution as a licensed application set or on a subscription basis as a network-delivered service via harbinger.net.

     Migrate Customers to IP-based Products and Services. The Company believes IP-enabled products and services amplify its ability to provide enhanced features and improved service levels to its customers. As a result, throughout 1999 the Company engaged in a comprehensive marketing effort to migrate its customers to IP-based products and services, with a goal of achieving a 50% penetration by year-end. The Company is continuing the migration program during 2000 and intends to achieve further penetration by year-end.

     Provide a Comprehensive Range of Integrated Products and Services. All products and services offered by the Company are or are expected to be IP-enabled, and include e-commerce software for use on the full range of commonly used computer platforms and operating systems, along with industry-standard applications (e.g., Web browsers) where required. Harbinger designs its products and services to include significant ease-of-use features while providing a high degree of maintainability and supportability across the customer and product life cycles. Customer self-services for problem reporting, trouble shooting, software updates and similar services are available via online connection to the harbinger.net e-commerce center. The software supports standard formats and transactions for e-commerce, including X12, EDIFACT and XML, and is designed to be adaptable to emerging B2B e-commerce facilitates such as OBI, RosettaNet and BizTalk. While certain software is designed for installation by the customer, more sophisticated e-commerce applications often require delivery and implementation assistance provided by Harbinger's professional services group. Such instances typically include specific customer requirements for data transformation, as well as integration of the resulting data with the customer's business systems including popular enterprise resource planning ("ERP") systems. Finally, all the products and services are compatible with the Company's harbinger.net e-commerce center and seeks to drive recurring revenue through subscription and transaction volume.

     Focus on Building, Managing and Integrating Trading Communities. Harbinger seeks to establish new and larger trading communities by (i) developing marketing and technical competence within specific industries by understanding the needs of major trade organizations and leading enterprises in the industry, and the trading customs and practices of their trading partners, (ii) working closely with trading partners to define software and information processing requirements, (iii) developing trading community solutions that meet the needs of trading partners in these markets, and (iv) providing a wide array of value-added, high-quality products and services to facilitate the adoption and implementation of B2B e-commerce solutions across these industries.

     Develop New B2B Technologies. The Company's research and development ("R&D") organization is continually working to improve the features, performance and serviceability of its going-forward products and services. The group follows the Software Process Handbook and Product Life Cycle Methodology to adhere to the Software Engineering Institute Capability Maturity Model, which measures the quality and stability of software per line of code. The R&D group is currently evaluating an upgrade to its development standards for 2000, such as Rational Unified process, to better standardize its software development around object-oriented programming. Additionally, the Company is currently engaged to develop new B2B e-commerce products and services through Harbinger Labs, a separate group within its R&D organization. Harbinger Labs is focused on new B2B e-commerce technologies for rollout in the 2001 through 2004 timeframe.

     Penetrate Worldwide Markets. The Company intends to aggressively pursue worldwide B2B e-commerce opportunities in Europe, the Middle East and Africa ("EMEA"), and Asia-Pacific and Latin American ("APLA") theaters. The

Company has a direct presence in the United States, Canada, Germany, Italy, Mexico, The Netherlands and the United Kingdom. Indirect channels are maintained through distributors in countries where Harbinger does not have a direct presence and complements the Company's direct sales, marketing and support initiatives in the EMEA and APLA theaters.

     Maintain Operational Excellence. Harbinger's value-proposition is based on a business model of operational excellence. This business model enables the Company to pursue sustainable competitive advantage through its ability to deliver products and services to customers at the lowest possible cost, with the highest degree of quality and efficiency, backed by expert customer care. The Company is implementing total quality management ("TQM") processes across the organization and expects to achieve ISO 9001 certification by year-end 2000. The Company strives to make itself the easiest to do business among all B2B e-commerce providers.

     Pursue Strategic Acquisitions and Alliances. The Company intends to enter new vertical markets, penetrate additional geographic markets and expand its B2B e-commerce product and service offerings. The Company will continue to seek to acquire complementary technologies and businesses opportunistically, when appropriate and supportable. The Company has in the past completed acquisitions to address other e-commerce opportunities on the Internet, enter new vertical markets, acquire complementary technologies and further penetrate international markets. The Company also actively seeks strategic alliances with leading professional services companies, software application developers and computer system suppliers to resell, distribute and co-market the Company's B2B e-commerce products and services.

     Investment Division for Emerging Marketplace. The Company announced in January 2000 that it was forming a new investment division with $25 million allocated to capitalize emerging marketplaces and vertical market exchanges hosted on harbinger.net. Vulcan Ventures, Inc., Paul Allen's venture capital firm and one of the Company's largest and longest standing shareholders, also plans to invest side by side with Harbinger as the Company builds equity stakes in the emerging Internet startups. The division will be separately staffed, and allow the Company to evaluate new opportunities and make investment decisions in a highly competitive and rapidly changing market environment.

CAPABILITIES

     The Company offers a comprehensive range of e-commerce products and services for entire trading communities. The Company's offerings are divided into three categories. E-Commerce software, telecommunications and services. The following chart summarizes these categories and provides the functions and computer operating systems (where applicable) for the offerings.


         NAME                                       DESCRIPTION
         ----                                       -----------
E-COMMERCE CENTER, TRUSTED
INTERMEDIARY
      harbinger.net                     Transaction portal and support center
                                        for businesses to conduct e-commerce
                                        with suppliers, distributors and
                                        customers, regardless of their data and
                                        communications requirements. Includes
                                        hosted Application Services for
                                        Harbinger software and provides service
                                        point for hosted marketplaces and
                                        vertical market exchanges. Offers online
                                        customer care and e-commerce content and
                                        information for industry professionals.




CATALOG DATA MANAGEMENT
      Harbinger Knowbility(TM)          Software tools and services for buyers
                                        and suppliers to build and maintain
                                        e-catalogs with fully rationalized data
                                        elements for fast search and retrieval
                                        by popular catalog engines.

                                                                                                      COMPUTER
                                                                                                      OPERATING
                    NAME                                           FUNCTION                            SYSTEMS
                    ----                                           --------                            -------
E-COMMERCE APPLICATION SERVICES AND
SOFTWARE

       ASP                                    Subscription-based access and
                                              usage of Harbinger software and
                                              transaction services hosted on
                                              harbinger.net.

       Marketplaces and Vertical Market       Advanced IP gateway  technology                       Windows NT, UNIX
       Exchanges                              and  back-office e-commerce
                                              infrastructure for managing and
                                              operating electronic marketplaces
                                              and vertical market exchanges.

      Harbinger Express                       Web-based e-commerce software for                     Windows 95, Windows 98,
                                              creating and exchanging e-commerce                         Windows 2000,
                                              transactions (XML, X12, EDIFACT,                            Windows NT
                                              etc.) using a Web browser or an
                                              optional thick-client desktop
                                              application.

       Harbinger TrustedLink(TM)              Data transformation and integration                 Windows 95, Windows 98,
                                              software for creating and exchanging               Windows 2000, Windows NT,
                                              e-commerce  transactions                              UNIX, OS/400, MVS
                                              (XML, X12, EDIFACT, etc.)

       Harbinger Instant Net Presence         Internet  storefront software for                     Windows 95, Windows 98,
                                              any business to develop  an                          Windows 2000, Windows NT
                                              e-commerce web site, including an
                                              online catalog and ordering suite.

       Harbinger Templar                      Data encryption and communications                     Windows 95, Windows 98,
                                              software for highly secure exchange                   Windows 2000, Windows NT,
                                              of e-commerce transactions via e-mail                           UNIX
                                              over the IP networks

      Harbinger Prime Factors(TM)             Data encryption software for multiple                Windows 95, Windows 98,
                                              platforms and applications, including               Windows 2000, Windows NT,
                                              ANSI X12.58 and X12.42 standards,                       UNIX, OS/400, MVS,
                                              generalized file security, ANSI X9.9                          OS/390
                                              and ATM sharing credit and debit networks.
E-COMMERCE SERVICES

      Harbinger Business Community
      Integration                             Outsourcing services for building, managing and integrating complete electronic trading communities with suppliers, distributors and customers. Includes complete marketing programs, information seminars, support materials, telemarketing, trading format creation and distribution, software and services delivery, installation assistance, testing and certification of e-commerce software and telecommunications with trading partners.

      Harbinger Operations Management         Outsourcing services for operating Harbinger software applications hosted on customer's servers. Includes onsite or remote operation, administration and support of customer's e-commerce systems and resources.

      Professional Services                   Consulting, project management, installation, integration and ongoing services for Harbinger software applications.

                                                                                                      COMPUTER
                                                                                                      OPERATING
                    NAME                                           FUNCTION                            SYSTEMS
                    ----                                           --------                            -------
      E-Commerce Project Services             Development and implementation of e-commerce solutions leveraging Harbinger's application services and software.

      Training                                Classroom, on-site and Internet-based training classes in the use and operations of
                                              Harbinger software applications.

      Customer Support                        Online customer self-service and telephone hotline support in the use and operations of Harbinger software applications, documentation and network services.
                                              Includes electronic software updates.


E-COMMERCE CENTER

                    harbinger.net. harbinger.net is an IP-based portal for application-to-application e-commerce. harbinger.net serves as a clearinghouse for e-commerce information and as a gateway for e-commerce transactions, noting that these transactions will increasingly flow through real-time, universal and persistently connected networks. harbinger.net also serves as an Application Service Provider network, hosting Harbinger e-commerce applications and e-catalogs, which are accessed and used by customers on a subscription basis. Similarly, harbinger.net also hosts marketplaces and vertical market exchanges sponsored by leading business entities, sometimes in joint venture relationships with Harbinger. Harbinger believes that its B2B e-commerce network service offering is one of the largest in the United States as measured by the number of billable subscribers. To manage and facilitate these types of connections, harbinger.net provides a set of features and functions that cover a broad range of e-commerce services. The harbinger.net e-commerce center supports real-time transactions, open network and application interfaces, online customer self-service facilities and e-commerce content for industry professionals. The features, services and capabilities of harbinger.net fall into three general categories: Transaction Services; Customer Services, and Content Services.

     Portal Transaction Services

     - Applications Services - Harbinger software applications hosted and available on a subscription basis.

     - Catalog Data Management - harbinger.net will enable the aggregation and rationalization of catalog content for business-to-business E-Commerce. Tools and services that allow businesses to submit, review and modify catalog data and then control the release of e-catalogs to customers. These services are facilitated via harbinger.net through the use of browser utilities and FTP technologies.

     - Marketplaces and Vertical Market Exchanges - comprehensive marketplaces and vertical market exchanges hosted on harbinger.net. Includes complete back-office infrastructure for customer initiation, support, billing, etc.

     -    Internet Storefronts - hosting environment for Internet storefronts.

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

     - Interconnections - interconnections to other networks to ensure that transactions are able to flow through the portal and reach their final destination, such as public VANs (Harbinger, Sterling, GEIS, IBM and others), private VANs, and X.400 Networks.

     - Value-Added Processing - transactions traversing harbinger.net can be diverted for value-added processing. Some examples of value-added processing are: translation from one e-commerce standard to another; reformatting; standards compliance checking; event triggers based on various criteria; carbon copy to duplicate and forward transactions to additional mailboxes; and redirection of transactions.

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

     - Transformation and Integration Service - allows businesses to send transactions through the portal in any format and rely on harbinger.net to ensure that the transactions are transformed into the appropriate data format required by trading partners.

     - Archiving and Restoral - a standard feature of harbinger.net is the storage and archiving of transactions.

     - Communities of Interest ("COINs") - harbinger.net hosts and serves as an intermediary for e-commerce COINs. It also serves as a navigation portal (link) for COINs that have e-commerce functionality.

     Portal Customer Services


     - Internet Customer Support System - browser submission, review and modification of trouble tickets and a direct link into the harbinger.net call support system.

     - Network Inspector - harbinger.net's transaction tracking system which includes a flexible, powerful browser interface to enable tracing of every transaction, with exact times and checkpoints for each stage of processing and transport.

     - Customer Services - harbinger.net also provides the customer services for Customer Alarm/Alert Notification, Transaction Recovery, Restoral, Retransmission, Error Viewing and Correction, Billing Review, Registration, and Electronic Software Distribution.

     Portal Content Services

     - E-Commerce Content - harbinger.net also serves as a portal for information and resources associated with e-commerce, including XML, ANSI X12, UN/EDIFACT, OBI, eCo, ANX, news and events associated with e-business, links to associations, organizations, standards bodies, consortiums, vendors, system integrators, consultants, forums and discussion groups, case studies and an e-commerce glossary.

     - Commerce Directory Services - the e-commerce directory component of harbinger.net is an open directory of businesses trading electronically.

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

CATALOG DATA MANAGEMENT

     Harbinger Knowbility. Harbinger Knowbility is a comprehensive suite of software tools for buyers and suppliers to create, load, manage and maintain e-catalogs. Rationalizing data from existing paper catalogs and electronic repositories to create e-catalogs is often the number one challenge faced by companies trying to establish an online purchasing system. The Knowbility suite produces fully rationalized data elements for fast search and accurate retrieval by popular catalog search engines. E-catalog data and technology have been applied in both supply chain management initiatives for production goods and services, and maintenance, repair and operating ("MRO") supplies for non-production goods and services. Additionally, Harbinger offers complete outsourcing services for e-catalog development and maintenance, Application Service for hosting of e-catalogs on harbinger.net.

APPLICATION SERVICES AND SOFTWARE

     Harbinger Application Services. Harbinger Application Services provides businesses of all sizes subscription-based access and usage of Harbinger e-commerce software, which is hosted for them on the harbinger.net e-commerce center. In a market experiencing rapid advancement and change, many businesses are opting to "rent" (ASP) versus "own" (license) software applications, thus conserving capital for other strategic initiatives. Harbinger Application Services can be tailored to the specific needs of each business including any combination of software usage, transaction exchange and support services across the complete range of Harbinger e-commerce software and e-catalog tools.

     Harbinger Marketplaces and Vertical Market Exchanges. Harbinger Marketplaces and Vertical Market Exchanges are power by Harbinger's advanced IP gateway technologies for rapidly creating, deploying, managing and operating electronic marketplaces, which conform to the enterprise-centric, consortium and open market trading models in today's environment for B2B e-commerce. Deploying a full-service, real-time, end-to-end electronic marketplace requires more than a Web site.

Harbinger's one-to-many and many-to-many online exchanges may be operated on the sponsor's servers or hosted on harbinger.net under Harbinger's ASP program, and can be configured with complete front- and back-office e-commerce infrastructures to manage the entire customer life cycle from recruitment to registration, to on-going transaction exchange and billing.

     Harbinger Express. Harbinger Express is a Web-enabled application that allows a business on one end of an e-commerce transaction to exchange transactions with their trading partner using only an Internet connection and standard Web browser. Frequently the application is used by small and mid-size enterprises ("SME") that have been reluctant to implement full-scale e-commerce systems within their businesses. Express applications are often sponsored by larger enterprises wanting to expand their trading communities with SME trading partners. Express automatically translates e-commerce transactions to and from hypertext markup language ("HTML") so that trading partners using a Web browser on one end of an exchange receive e-commerce transactions as Web pages, while more sophisticated trading partners on the other end of an exchange receive e-commerce transactions in their preferred format (i.e., XML, X12, EDIFACT, etc.). For more complex business requirements, the SMEs can use an optional Windows client application, which supports offline document processing and application integration.

     Harbinger TrustedLink. Harbinger TrustedLink is a family of data transformation and integration software that permits the rapid creation and exchange of e-commerce transactions across a comprehensive range of e-commerce standards such as XML, X12 and EDIFACT. The product family is used by businesses of all sizes engaged in full-scale e-commerce programs. TrustedLink facilitates the creation and control of business transactions, such as purchase orders and invoices, and provides data integration and messaging functions for directly interacting with a company's internal business systems, including popular ERP systems.

     The Windows version of TrustedLink is the leading B2B e-commerce software product for the desktop computer market. The OS/400 version of TrustedLink is the leading B2B e-commerce software product for the mid-range computer market, operating on the IBM AS/400 computer. The AS/400 is the leading mid-range platform installed worldwide for use as either the main computer for a small or mid-sized business or as a departmental or dedicated processor in a larger business.

     Harbinger Instant Net Presence. Harbinger INP allows a company to establish an Internet storefront for their business including a professional Web site and online catalog and ordering suite. The software is designed for SMEs typically implementing their first e-commerce sites and requires no programming skills. Users create their Internet storefront by entering information to the software following an interview format. The storefront can be previewed locally on the desktop using the embedded Microsoft Internet Explorer software, and published for use on the Internet via Harbinger's ASP program hosted on harbinger.net.

     Harbinger Templar. Harbinger Templar is an open, standards-based solution for enabling secure transmission of digitally designed electronic documents, including XML, X12 and EDIFACT documents, over the Internet and other IP networks. Templar supplies security for message transmissions by utilizing public key cryptography techniques licensed from RSA Data Security, Inc. and by implementing security and confidentiality features at the software application level. Templar generates a digital signature for each outbound message that verifies the identity of the sender and automatically detects any alteration of the message upon receipt. Templar automatically tracks message traffic and message integrity and authenticity and provides user-configurable management reports. Templar also maintains transmission records for audit trails. Harbinger markets an exportable version of Templar in compliance with current U.S. export control laws and regulations applicable to encryption technology. Harbinger Templar is protected under U.S. Patent.

     Harbinger Prime Factors. Harbinger Prime Factors enables banks and other businesses to secure financial and other information transmitted over internal and external networks. Customers include money center banks, large corporations and government agencies interested in securing data transmitted internally and externally. Prime Factors products operate on computer platforms such as desktop PCs, mid-range UNIX and AS/400, DEC and Tandem machines to MVS mainframes.

E-COMMERCE SERVICES

     Harbinger Business Community Integration. Harbinger Business Community Integration ("BCI") offers outsourcing services for building, managing and integrating complete electronic trading communities with suppliers, distributors and customers. Many companies do not want the burden of finding new trading partners, integrating them into existing e-commerce program, or managing the ongoing electronic relationships across all trading partners. BCI is a tailored service to meet the specific trading community needs of each business. The program includes full-service capabilities for implementation and execution of marketing programs, information seminars, support materials, telemarketing, trading format creation and distribution, software and services delivery, installation assistance, testing and certification of e-commerce software and telecommunications with all trading partners.

     Harbinger Operations Management (Outsourcing). Harbinger Operations Management provides outsourcing services for the operation of Harbinger software applications hosted on customers' servers. Many companies want to conserve in-house IT resources for strategic initiatives other than e-commerce, opting to rely on outside expert services for the operation and maintenance of their e-commerce infrastructure. Operations Management is a tailored service to meet the specific e-commerce operational needs of each customer. Harbinger staff provides outsourcing services either onsite or remotely.

     Professional Services. Harbinger Professional Services is staffed by technical consultants providing project management, installation, integration and ongoing services for Harbinger software applications and e-commerce implementations. This is particularly important for the many companies today that are building end-to-end e-commerce infrastructures, which include application-to-application interfaces between their internal business systems and those of their trading partners. These integrated trading relationships require e-commerce software to be tightly coupled with internal business systems, including ERP systems, and communicate in real-time via the Internet or near real-time via private networks and VANs. Harbinger Professional Services specializes in the delivery and implementation of Harbinger software within complex trading environments.

     E-Commerce Project Services. Harbinger E-Commerce Project Services specializes in the development and implementation of e-commerce solutions that leverage Harbinger applications and services.

     Education. Harbinger Education provides classroom, on-site and Internet-based training classes in the use and operations of harbinger software applications.

     Customer Service. Harbinger Customer Service provides extensive customer care and ongoing support facilities related to the use and operation of Harbinger software applications, network services and the business processes associated with e-commerce. Customers can tailor their support program to include annual maintenance with software updates and product enhancements, along with any combination of no-charge and fee-based services. Harbinger operates multiple hotline "help desks" across North America, Europe and Mexico. 24x7 customer self-services for problem reporting, trouble shooting, software upgrades and downloads are available via online connection to the harbinger.net e-commerce center.

SALES AND MARKETING

     Harbinger's principal marketing strategy focuses on establishing complete electronic trading communities and expanding the number of trading partners using Harbinger software and the harbinger.net e-commerce center. The Company targets trading communities composed of trading partners in common industries or markets conducting recurring business transactions. To achieve this objective, the Company has developed a sales and distribution function that includes direct and indirect channels to promote the implementation of B2B e-commerce within trading communities primarily conforming to the enterprise-centric trading model and secondarily to the consortium and open market trading models. Within its direct selling operations, the Company utilizes a solutions selling approach to address the needs of its customers and prospective customers.

     Direct. Harbinger has direct selling operations based in North America, Europe and Mexico. Applying the best practices associated with solutions selling, the Company's direct sales organization seeks to have customers license or subscribe to (under an ASP program) its software and sell network and e-commerce services to businesses of all sizes that address the needs and requirements of those businesses e-commerce objectives. As of March 1, 2000, the Company employed approximately 250 sales and marketing personnel. The Company's compensation strategies are designed to reward sales personnel based upon sales to new customers and the sale of additional products and services to existing customers.

     Indirect. Harbinger seeks to complement its direct selling operations through referral partners and distributors, and relies on distributors in the Latin American and Asia-Pacific theaters. Through various alliance programs, the Company has established relationships with referral partners, distributors, application software developers, systems integrators and value-added resellers of computer products. The Company's objective is to integrate Harbinger's products with those of its business partners and to promote distribution of Harbinger software along with products and services sold by its marketing partners. The Company fosters relationships with software vendors who bundle or imbed the Company's products with their own products, or which resell the Company's products in particular trading communities. Distributors typically sublicense the Company's software to end-user customers and pay the Company a royalty, while co-marketers typically forward leads to the

Company in exchange for a percentage referral fee if the sale is completed. The Company has relationships with partners such as AT&T, Ariba, Baan, Clarus, Computer Associates, Computer Generated Solutions, Concur, daly.commerce, Data General, Deloitte Consulting, Entrust Technologies, Ernst & Young, Hewlett-Packard, IBM, Intentia, JBA, J.D. Edwards, MAPICS, Marcam, Microsoft, OnDisplay, Optika, Oracle, Peachtree Software, PeopleSoft, PricewaterhouseCoopers, PurchaseSoft, RightWorks, SAP, Sprint, Sun-Netscape Alliance, Sybase, Syntegra Unisys and UUNET Technologies for distribution of its products worldwide.

PRODUCT DEVELOPMENT

     The Company continues to assess the needs of businesses in various trading communities and to develop software programs and network services, which facilitate B2B e-commerce transactions via the harbinger.net e-commerce center, or directly over standard telephone lines. The Company's product development efforts currently are focused on providing a full range of B2B e-commerce solutions to Harbinger customers and prospective customers. In addition, the Company has incorporated into its products certain software licensed to it by other software developers, where appropriate, to reduce product development time.

COMPETITION

     The B2B e-commerce services and computer software markets are highly competitive. Numerous companies supply B2B e-commerce network services, and several competitors target specific vertical markets such as the pharmaceutical, agri-business, retail and transportation industries. Additional competitors provide software designed to facilitate e-commerce transactions and e-catalog systems and services. Several of the Company's most significant competitors provide network services and related software products and services. The Company believes that many of its competitors have significantly greater financial and personnel resources than the Company, due in part either to their revenue and profitability, or market capitalization.

     The market for Internet B2B e-commerce software and services is also highly competitive, ranging from small companies with limited resources to large companies with substantially greater financial and marketing resources than the Company. The Company believes that existing competitors are likely to expand the range of their e-commerce services to include Internet-based capabilities, and that new competitors, which may include telephone companies and media companies, are likely to increasingly offer services which utilize the Internet to provide B2B e-commerce services. Additionally, several competitive network service providers allow their subscribers access to the Internet, and several major software and telecommunications companies have Internet access services.

     The Company believes the principal competitive factors in the commercial B2B e-commerce industry include responsiveness to customer needs, efficiency in the delivery of solutions, ease of product use, quality of service, price and value. The Company believes it competes favorably with regard to these factors.

INTELLECTUAL PROPERTY RIGHTS

     In accordance with industry practice, the Company relies primarily on a combination of copyright, patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials principally under trade secret and copyright laws, which afford only limited protection. The Company presently has one U.S. patent for an electronic document interchange test facility, one U.S. patent for technology utilized in the Company's EDI/Open product and one U.S. patent for an EDI communication system and for technology utilized in the Company's Templar product. The Company routinely enters into non-disclosure and confidentiality agreements with employees, vendors, contractors, consultants and customers. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that competitors will not independently develop similar technology. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured, licensed or distributed may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. The Company believes that, due to the rapid pace of innovation within the electronic commerce, EDI and related software industries, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. The Company does not believe that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. From time to time, the Company has received notices which allege, directly or indirectly, that the Company's products or other intellectual property rights infringe the rights of others. The Company generally has been able to address these allegations without material cost to the Company. There can be no assurance, however, that the cost to the Company of addressing these allegations will not increase in the future. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in electronic commerce grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company.

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

YEAR 2000 READINESS

     The Company spent considerable internal and external resources from 1997 through 1999 preparing for the "Year 2000" computer issue. The Year 2000 issue relates to the ability of a computer system to properly process data beginning on January 1, 2000. The Company's efforts were spent to ensure that its computer products were "Year 2000 Ready," as defined, and that its internal core information technology (IT) and non-IT systems were Year 2000 Ready.

     The Company believes it successfully implemented its Year 2000 program, as evidenced by the continued successful operation of its computer products and core internal IT and non-IT systems. The Company has not encountered any significant problems with its third-party customers, financial institutions, vendors and others with whom it conducts business. The Company will continue to monitor its product performance and core IT and non-IT systems throughout 2000 to ensure ongoing performance. While there can be no assurance that no Year 2000 related issues will arise, as of December 31, 1999, the

Company believes, based on information currently available, that Year 2000-related events are not likely to have a material effect on its results of operation, financial condition or liquidity.

     The total pre-tax cost associated with Year 2000 modifications of the Company's products was approximately $1 million to $2 million, funded from the Company's internal operating cash flows. Such costs do not include costs for new internal software or for modifications to existing internal software for the Company's IT systems, as these projects were not accelerated due to the Year 2000 issue.


EMPLOYEES

     As of March 8, 2000, the Company had approximately 1,003 full-time employees. Approximately 309 are technical personnel engaged in maintaining or developing the Company's products or performing related services, approximately 200 are marketing and sales personnel, approximately 314 are customer support and operations personnel, and approximately 180 are involved in administration and finance.

EXECUTIVE OFFICERS

     The current executive officers of the Company and their ages as of March 24, 2000, are as follows:

          NAME                             AGE                      POSITION
          ----                             ---                      --------
     James M. Travers                       48           President and Chief Executive Officer

     Dave Bursiek                           62           Executive  Vice  President  and General  Manager,
                                                         Customer Solutions and Enhancements Division

     Daniel L. Manack                       42           Senior Vice  President  and General  Manager,  EC
                                                         Solutions Division

     James K. McCormick                     43           Chief Financial Officer

     Douglas L. Roberts                     43           Senior Vice President, Worldwide Sales


     Mr. Travers, age 48, has been a director of the Company since March 1999. He has served as President and Chief Executive Officer of the Company since January 2000. He served as President and Chief Operating Officer from October 1998 until January 2000, as President and General Manager of the Company's Software Division from June 1997 until October 1998, and from January 1994 until June 1997, he served as President of Harbinger Enterprise Solutions Division. From 1978 through 1994, Mr. Travers served in various managerial positions with Texas Instrument's Information Technology Group, including Vice President for North American Field Operations, and from June 1992 through December 1994 as Director of Business Development for Texas Instrument's Worldwide Applications Software Business.

     Mr. Bursiek, age 62, has served as Executive Vice President and General Manager of the Customer Solutions and Enhancements Division since February 1999. From January 1997 through February 1999, he served as Senior Vice President of Sales, with responsibility for mass deployment sales. From December 1996 until January 1997, he served as the Executive Vice President of Sales of Supply Tech, Inc., which was acquired by the Company in January 1997. From 1995 until December 1996, he was a management consultant with Optimum Associates, a consulting firm. In 1994, he served as Chief Executive Officer of Sapiens International, a software and consulting firm.

     Mr. Manack, age 42, has served as Senior Vice President and General Manager, EC Solutions Division since February 1999. From February 1998 to February 1999, he served as Vice President and General Manager - Professional Services & Outsourcing Practice, and from January 1997 to February 1998 he served as Vice President of Professional Services and Outsourcing. From September 1994 until December 1996, he was a principal with the Information Services unit of Unisys Corporation. From June 1980 through August 1994, Mr. Manack served in various managerial positions with Texas Instruments.

     Mr. McCormick, age 43, has served as Chief Financial Officer of the Company since April 1, 1999. From September 1997 until February 1999, he served as Chief Financial Officer, Treasurer and Secretary of Knology Holdings, Inc., a telecommunications service provider. From 1992 until August 1997, he worked as Corporate Controller and Treasurer for United Dairy Farmers, Inc., which is a holding company for dairy retail and manufacturing companies.

     Mr. Roberts, age 43, has served as Senior Vice President - Worldwide Sales of the Company since April 1999. From October 1995 until April 1999, he served as Senior Vice President - Sales, of BellSouth Wireless Data, a telecommunications wireless data provider. From October 1993 until October 1995, he served as Vice President - General Manager - International of Software AG, a software firm.

GOVERNMENTAL REGULATIONS AND INDUSTRY STANDARDS

     Government Regulatory and Industrial Policy Risks. The Company's network services are transmitted to its customers over dedicated and public communications lines. These transmissions are governed by legislative and regulatory policies establishing charges, terms and conditions affecting communications. Changes in the legislative and regulatory environment relating to online services, EDI or the Internet access industry, including regulatory or legislative changes that directly or indirectly affect telecommunication costs or increase the likelihood of competition from regional telephone companies or others, could have an adverse effect on the Company's business. The Telecommunications Act of 1996 (the "Act") amended the federal telecommunications laws by relaxing restrictions on regional telephone companies and others competing with the Company. The Act set in motion certain events that will lead to the elimination of restrictions on regional telephone companies providing transport between defined geographic boundaries associated with the provision of their own information services. This will enable regional telephone companies to more readily compete with the Company by packaging information service offerings with other services and providing them on a wider geographic scale. While some legislative efforts to govern communications especially over the Internet (most notably, provisions of the Communications Decency Act) have been held by the U.S. Supreme Court to be unconstitutional, there can be no assurance that future legislative or regulatory efforts to limit use of the Internet in a manner harmful to the Company will not be successful. The Clinton Administration has announced an initiative to establish a framework for global electronic commerce. The Children's Online Privacy Protection Act becomes effective April 21, 2000, and this and future governmental privacy initiatives may affect the Company's provision of services. Also, some countries, such as Germany, have adopted laws regulating aspects of the Internet, and there are a number of bills recently adopted or currently being considered in the United States at the federal and state levels involving electronic transactions, encryption and digital signatures, all of which may impact the Company. The Company cannot predict the impact, if any, that these laws and future court opinions, legislation, regulations or regulatory changes in the United States or other countries may have on its business. Management believes that the Company is in compliance with all material applicable regulations. The Harbinger IVAS product and the Harbinger Templar product both incorporate encryption technology which is subject to U.S. export control regulations. Although both products are currently exportable under licenses granted by the Commerce Department, government regulation in this area is subject to frequent change and there can be no assurance that these products will remain exportable.


ITEM 2. PROPERTIES.

     The Company occupies approximately 99,560 square feet of office space in Atlanta, Georgia under a lease expiring in 2008, plus options to extend the lease term. This location serves as the Company's headquarters and data center. The Company also has offices in Michigan, Texas, California, South Carolina, Oregon and Oklahoma, occupying approximately 39,800; 26,000; 73,615; 21,789; 2,100; and 14,700 square feet, respectively. In addition, the Company also has offices in The Netherlands, Germany, the United Kingdom, Italy and Mexico occupying approximately 1,600; 14,546; 7,600; 2,228 and 1,614 square feet, respectively. The Company's offices are generally located in suburban office park environments.


ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved from time to time in various legal proceedings incidental to the conduct of its business. In addition, on September 13, 1999, the Company and three of its current or former officers and directors, C. Tycho Howle, David Leach and Joel G. Katz, were named in a purported class action lawsuit alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleged that during a class period running from February 4, 1998 through October 1, 1998 defendants made materially false and misleading statements, and failed to disclose material facts regarding the Company's business condition, future prospects and integration of acquisitions. According to the complaint, these purported misrepresentations and omissions artificially inflated the price of the Company's common stock throughout the class period and resulted in substantial losses by members of the purported class. On January 13, 2000, the Court entered an order appointing lead plaintiffs and lead plaintiffs' counsel. On March 6, 2000, plaintiffs filed an amended complaint reiterating and expanding upon the basic claims asserted in the original complaint by, among other things, adding allegations regarding the Company's accounting practices. Plaintiffs seek certification of the case as a class action, a declaration that defendants violated the federal securities laws, unspecified money damages according to proof, interest, attorneys' fees and costs. The Company believes all claims asserted in the action are without merit, and intends to defend the case vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Harbinger's Common Stock is traded on the Nasdaq National Market under the symbol "HRBC". The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported by The Nasdaq Stock Market for the quarters indicated:

      QUARTER ENDED                        HIGH PRICE              LOW PRICE
      -------------                        ----------              ---------
     March 31, 1998                         $ 25 1/2                $ 16
     June 30, 1998                          $ 27 9/16               $ 20 1/4
     September 30, 1998                     $ 24 3/8                $ 5 3/4
     December 31, 1998                      $ 9 3/4                 $ 3 1/2
     March 31, 1999                         $ 8 9/16                $ 5 1/16
     June 30, 1999                          $ 14 1/16               $ 6 1/8
     September 30, 1999                     $ 17 7/16               $ 10 5/8
     December 31, 1999                      $ 34                    $ 13 1/4


     The closing sale price of the Company's Common Stock as reported by The Nasdaq Stock Market on March 8, 2000 was $32.50.

     The number of shareholders of record of the Company's Common Stock as of March 8, 2000, was approximately 245.

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.


STATEMENTS OF OPERATIONS DATA:

(In thousands, except per share data)                                    Years Ended December 31,
                                                  --------------------------------------------------------------------
                                                     1999           1998          1997           1996          1995
                                                     ----           ----          ----           ----          ----
Revenues.......................................   $ 155,514       $ 135,151    $ 118,221      $  89,245      $  60,077
Direct costs...................................   $  50,997       $  38,217    $  30,510      $  23,112      $  14,994
                                                  ---------       ---------    ---------      ---------      ---------
Gross margin...................................   $ 104,517       $  96,934    $  87,711      $  66,133      $  45,083
                                                  =========       =========    =========      =========      =========
Operating income (loss)........................   $  12,630       $ (12,652)   $ (22,705)     $ (10,667)     $   1,314
                                                  =========       =========    =========      =========      =========
Net income (loss) applicable to common
      Shareholders.............................   $  16,560       $ (14,712)   $ (39,047)     $ (16,091)     $    (444)
                                                  =========       =========    =========      =========      =========
Diluted net income (loss) per share of common
stock..........................................   $    0.41       $   (0.35)   $   (1.02)     $   (0.46)     $   (0.02)
                                                  =========       =========    =========      =========      =========
Weighted average number of
    Common shares outstanding..................      40,739          41,557       38,162         35,080         28,573
                                                  =========       =========    =========      =========      =========


Supplemental Information
STATEMENTS OF OPERATIONS DATA AS ORIGINALLY REPORTED
(EXCLUDING ACQUISITIONS ACCOUNTED FOR UNDER THE
POOLING-OF-INTERESTS METHOD OF ACCOUNTING):


(In thousands except per share data)                                      Years Ended December 31,
                                                  -----------------------------------------------------------------------
                                                     1999            1998           1997            1996           1995
                                                     ----            ----           ----            ----           ----
Revenues*......................................   $ 155,514       $ 135,151      $  90,415       $  38,236      $  19,846
                                                  =========       =========      =========       =========      =========
Operating income*..............................   $  14,176       $  20,138      $  18,791       $   7,619      $   2,807
                                                  =========       =========      =========       =========      =========
Net income applicable to common shareholders**.   $  10,762       $  15,396      $  12,647       $   4,672      $   1,363
                                                  =========       =========      =========       =========      =========
Diluted net income per share**.................   $    0.26       $    0.36      $    0.31       $    0.18      $    0.07
                                                  =========       =========      =========       =========      =========


BALANCE SHEET DATA:

(In thousands)                                                              As of December 31,
                                                  -----------------------------------------------------------------------
                                                     1999            1998           1997            1996           1995
                                                     ----            ----           ----            ----           ----
Working capital................................   $  79,234       $  79,303      $  94,307       $  60,392      $  73,167
                                                  =========       =========      =========       =========      =========
Total assets...................................   $ 169,459       $ 178,369      $ 183,559       $ 131,199      $ 125,867
                                                  =========       =========      =========       =========      =========
Long-term obligations, redeemable preferred
    stock and puttable common stock............   $       -       $       -      $       -       $   1,608      $   7,116
                                                  =========       =========      =========       =========      =========
Shareholders' equity...........................   $ 124,774       $ 120,019      $ 130,018       $  94,118      $  93,196
                                                  =========       =========      =========       =========      =========



* The results of operations of Premenos, a pooling-of-interests, are excluded from all periods prior to the merger in 1Q97. The results of operations of STI, a pooling-of-interests, are excluded from all periods prior to the merger in 1Q97. Excludes $27.0 million, $40.6 million and $8.8 million of pre-tax charges for 1998, 1997 and 1996, respectively, for purchased in-process product development, write-off of software development costs, restructuring, acquisition-related and other charges. Excludes $1.5 million and $5.8 million in net general and administrative charges for 1999 and 1998 principally related to provisions for doubtful accounts.

** Excludes all charges per note * above. In addition, excludes $80,000, $7.0 million and $954,000 for 1999, 1996 and 1995, respectively, of equity in losses of joint ventures. Also excludes $2.4 million loss on extinguishment of debt in 1997. Excludes operating losses of all discontinued operations and income and losses on disposals of discontinued operations totaling $1.4 million, $6.2 million and $14.4 million in 1999, 1998 and 1997, respectively. The resulting net income applicable to common shareholders is tax effected at 39%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

ABOUT THE COMPANY

     Harbinger Corporation (the Company) generates revenues from e-commerce enablement services and from licensing software that facilitates the exchange of electronic data between businesses. Revenues for enablement services principally include transaction fees on harbinger.net, the Company's e-commerce portal; subscription fees for access to applications hosted on harbinger.net (ASP); software maintenance; and professional service fees for operations management (outsourcing), business community integration (BCI), training, consulting and project management. Transaction and subscription fees are a combination of access and usage charges and are recognized as incurred each month. Software maintenance is billed in advance with revenue deferred and recognized ratably over the one-year service period. Revenues for professional services are based on actual services rendered and are recognized as the services are performed. License fees for software are generally recognized upon shipment, net of estimated returns. Software revenues also include royalties due the Company under distribution agreements with third parties which are recognized either on shipment of software to a distributor, or upon sales to end users by a distributor, depending on the terms of the distribution agreement.

     The Company also analyzes its mix of revenues in terms of the recurring versus nonrecurring nature of the revenue streams. The Company includes revenues from ongoing software maintenance and transactions on harbinger.net, together with operations management, BCI and ASP services in its definition of recurring revenues. Recurring revenues are recognized ratably over the contract period as services are provided or may be billed and recognized on monthly subscription terms generally over a two- to three-year period. The Company defines nonrecurring revenues to include one-time professional service enablement contracts, typically for consulting, project management or implementation services, and software licenses.

     The Company seeks to maximize its recurring revenue streams in order to: 1) promote customer retention, 2) provide increased visibility into long-term revenue and cash flow generating capabilities, and 3) decrease the revenue and cash flow risk associated with singular professional service and software license contracts. Accordingly, in 1999 the Company increased its sales and marketing efforts in its recurring revenue programs. The Company also seeks to maximize the use of the public Internet as a means of conducting business-to-business e-commerce. Since 1994, the Company has invested in enabling its products and services to the Internet and is actively encouraging its current customer base to migrate to Internet-capable technologies.

STOCK REPURCHASE PROGRAM

     On April 2, 1999 the Board of Directors approved the purchase of 10% of the Company's outstanding common stock over the next 12 months. As of December 31, 1999 the Company had repurchased 4,323,050 shares of common stock at an aggregate cost of $25.0 million.

ACQUISITIONS AND INVESTMENTS

     The Company acquired two companies in 1998 through a combination of $3.5 million in cash and the issuance of 194,497 shares of the Company's common stock. The Company completed six acquisitions in 1997 through a combination of cash totaling $15.1 million, the issuance of 12,514,000 shares of the Company's common stock and the issuance of 533,000 stock options. The acquisitions completed during 1998 and 1997 are described in Note 2 to the Company's accompanying financial statements.

     In conjunction with these acquisitions the Company assigned personnel to facilitate the integration of the acquired companies into the Company's operations. As a result, certain payroll and associated costs (Integration Activity Costs) directly related to integration activities are reflected as restructuring and acquisition-related charges within the line titled, "Charge for purchased in-process product development, write-off of software development costs, restructuring, acquisition-related and other charges" in the consolidated statements of operations for 1998 and 1997. These costs and their impact on year-over-year comparisons are more fully explained in note 2 to the consolidated financial statements and the following Results of Operations.

     During 1999 the Company became a one-third owner of GLINK, LLC (GLINK), a joint venture established to develop an electronic marketplace for the grocery industry. The Company accounts for its ownership in GLINK using the equity method of accounting, which requires the Company to record its share of income and losses of GLINK to the consolidated statements of operations under "Equity in losses of joint ventures" in the period they occur.

     In the fourth quarter of 1999 the Company announced a substantial increase in its investment in advertising, public relations, sales and technology in order to enhance the awareness of its position as a supplier of e-commerce enablement solutions in an expanding marketplace for business-to-business e-commerce. The investments totaled approximately $3 million in the fourth quarter of 1999, and are estimated to be about $25 million in 2000.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the percentage relationship of consolidated statements of operations data items to total revenues for the years ended December 31, 1999, 1998 and 1997:


                                                           1999          1998       1997
                                                           ----         -----      -----
Revenues:
  Services.......................................          69.9%         65.2%      53.6%
  Software.......................................          30.1          34.8       46.4
                                                          -----         -----      -----
     Total revenues..............................         100.0         100.0      100.0
Direct costs:
  Services.......................................          29.9          25.5       19.2
  Software.......................................           2.9           2.8        6.6
                                                          -----         -----      -----
     Total direct costs.........................           32.8          28.3       25.8
                                                          -----         -----      -----
     Gross margin..............................            67.2          71.7       74.2
                                                          -----         -----      -----
Operating costs:
  Selling and marketing........................            25.4          23.4       22.6
  General and administrative...................            19.9          23.8       17.6
  Depreciation and amortization................             6.1           6.0        6.0
  Product development..........................             7.7           7.9       12.9
  Charge for purchased in-process product
    development, write-off of software
    development costs, restructuring,
    acquisition-related and other charges......               -          20.0       34.3
                                                           ----         -----      -----
        Total operating costs..................            59.1          81.1       93.4
                                                           ----         -----      -----
           Operating income (loss).............             8.1          (9.4)     (19.2)
Interest income, net...........................             2.2           3.6        3.3
Equity in losses of joint ventures.............               -             -       (0.3)
                                                           ----         -----      -----
       Income (loss) from continuing operations
          before income taxes..................            10.3          (5.8)     (16.2)
Income tax expense.............................            (0.5)         (0.5)      (2.6)
                                                           ----         -----      -----
       Income (loss) from continuing operations             9.8          (6.3)     (18.8)
Loss from operations of  TrustedLink Procurement
  Business and TrustedLink Banker division.....               -          (1.3)      (8.8)
Income (loss) on disposal of TrustedLink Procurement
  Business and TrustedLink Banker division,
  including Provisions for operating  losses
  during phase-out Periods.....................             0.9          (3.3)      (3.4)
                                                           ----         -----      -----
        Income (loss) before extraordinary item            10.7         (10.9)     (31.0)
Extraordinary loss on debt extinguishment......               -             -       (2.0)
                                                           ----         -----      -----
           Net income (loss) ..................            10.7%        (10.9)%    (33.0)%
                                                           ====         =====      =====

1999 COMPARED TO 1998

     Revenues. Total revenues increased 15% to $155.5 million in 1999 from $135.2 million in 1998. Revenues for services increased 23.4% to $108.7 million in 1999 from $88.1 million in 1998. This increase is attributable to growth in the Company's operations management and professional services, as well as growth in transaction fees on harbinger.net.

     Revenues from software sales decreased 0.6% to $46.8 million in 1999 from $47.1 million in 1998. In the fourth quarter of 1998, the Company phased out about 40% of its product lines (collectively referred to as Sunset Products) and discontinued relationships with certain third-party resellers of the Company's software products. The decline in 1999 software sales is primarily attributable to this phase-out. On a pro forma basis, software sales, net of Sunset Products and discontinued third-party resellers, increased 24.3% to $40.8 million in 1999 from $32.9 million in 1998. The Company is in the process of upgrading its products to accommodate public Internet data protocols and Windows functionality and is actively migrating its customer base from old to new technology platforms. Approximately 23% of software revenues were derived from these migrations in 1999.

     Direct Costs. Direct costs for services increased to $46.4 million in 1999 from $34.5 million in 1998. As a percentage of service revenues, these costs were 42.7% in 1999 and 39.2% in 1998. The increase in direct services costs as a percentage of services revenues primarily reflects the effects of a higher proportion of lower-margin professional enablement services revenues in 1999 and the effect of reallocating personnel costs to Integration Activity Costs in 1998. Direct software costs increased to $4.6 million in 1999 from $3.7 million in 1998. Direct software costs as a percentage of software revenues were 9.8% in 1999 and 7.9% in 1998. The increase in direct software costs as a percentage of software revenues is primarily due to an increase in amortization of capitalized software costs while software revenues remained relatively flat due to the phase-out of Sunset Products.

     Selling and Marketing. Selling and marketing expenses increased 25% to $39.6 million in 1999 from $31.6 million in 1998. As a percentage of revenues these expenses were 25.4% in 1999 and 23.4% in 1998. The increase in selling and marketing expenses as a percentage of revenues reflects an increase in sales force personnel in 1999 and an incremental investment in marketing and brand awareness for harbinger.net. In addition, the increase in 1999 is partially attributable to the effect of reallocating personnel costs to Integration Activity Costs in 1998.

     General and Administrative. General and administrative expenses decreased 4% to $31.0 million in 1999 from $32.2 million in 1998. As a percentage of revenues these expenses were 19.9% in 1999 and 23.8% in 1998. Included in 1999 is a $3.3 million charge recorded in the fourth quarter for aged accounts receivable, offset by $1.8 million in credits recorded in the first nine months for recovery of outstanding royalty receivables from a specific customer that had been reserved for in 1998. Included in 1998 is a $5.8 million net charge recorded for outstanding royalty and accounts receivable from a reseller and certain other customer accounts. Excluding the aforementioned net charges, general and administrative expenses would have been $29.5 million or 18.9% of revenues in 1999 and $26.4 million or 19.5% of revenues in 1998. The increase in adjusted general and administrative expenses is primarily attributable to the effect of reallocating personnel costs to Integration Activity Costs in 1998, and increases in office space and investments in information technology in 1999.

     Depreciation and Amortization. Depreciation and amortization increased 18% to $9.5 million in 1999 from $8.1 million in 1998. As a percentage of revenues these expenses were 6.1% in 1999 and 6.0% in 1998. The increase in depreciation and amortization is due to the purchase of computer hardware and software associated with the Company's investment in its information technology infrastructure during 1999 and the latter half of 1998.

     Product Development. Total expenditures for product development, including capitalized software development costs, increased 24% to $17.6 million in 1999 from $14.1 million in 1998. Total expenses for product development increased 11% to $11.8 million in 1999 from $10.6 million in 1998. As a percentage of revenues total product development expenses decreased to 7.6% in 1999 from 7.9% in 1998. The increase in product development expenses is primarily attributable to increased development of Internet-based products, the 1999 addition of Harbinger Labs, the Company's development group devoted to next generation product development, and the effect of reallocating personnel costs to Integration Activity Costs in 1998. The Company capitalized software development costs of $5.8 million and $3.6 million in 1999 and 1998, respectively. In the third quarter of 1999 the Company capitalized $1.6 million of development costs for software that was originally being developed for internal use by the Company's information technology group. Marketing and licensing efforts on this product were initiated in the third quarter of 1999 and the first license of this product was sold in the fourth quarter of 1999. Excluding this item, capitalized software development costs were $4.2 million or 26.6% of total expenditures for product development in 1999 and $3.6 million or 25.0% of product development in 1998. The increase in amounts capitalized reflects an increase in development activities associated with products that have reached technological feasibility. Amortization of capitalized software development costs included in direct costs of software totaled $2.0 million and $1.6 million in 1999 and 1998, respectively.

     Charge for Purchased In-Process Product Development, Write-off of Software Development Costs, Restructuring, Acquisition-related and Other Charges (Charges). The Company incurred Charges of $27.0 million in 1998 related to the costs of integrating its acquisitions in 1998 and 1997 and its restructuring in 1998. Approximately $4.1 million in 1998 Charges were personnel costs reallocated to Integration Activity Costs. The integration activities were completed by the end of 1998 and the internal resources and their associated costs are recorded in their original operating cost categories in 1999. (See note 10 to the accompanying audited consolidated financial statements.)

     Income Taxes. The Company recorded income tax expense of $813,000 and $705,000 in 1999 and 1998, respectively. Taxable income of $7.4 million will be required in future years to realize the Company's net deferred income tax assets at December 31, 1999 of $2.8 million, net of a valuation allowance. Future decreases of $3.3 million in the total valuation allowance of $18.9 million at December 31, 1999 relate to foreign net operating loss carryforwards and will reduce the intangibles associated with those acquisitions as the net operating loss carryforwards are realized.

     Discontinued Operations. The Company discontinued its TrustedLink Procurement business (TLP) on September 30, 1998 and its TrustedLink Banker division (Banker) on December 31, 1997, both of which had been generating lower than desired profitability and growth and which management deemed to be no longer strategic to the Company. The disposal of Banker was substantially completed by December 31, 1998. During 1999 the Company recovered the remaining loss reserve estimates associated with the disposal of Banker as contingencies related with the disposal were resolved. The recovery of the reserve in 1999 for Banker is reported in the accompanying consolidated statements of operations under "Income (loss) on disposal of discontinued operations." At December 31, 1999 the Company had a remaining reserve of $3.3 million for TLP related to certain remaining contingencies. (See note 11 to the accompanying audited consolidated financial statements.)

         Net Income (Loss) and Earnings (Loss) Per Share. The Company realized net income of $16.6 million or $0.41 per diluted share in 1999 and a net loss of $14.7 million or $0.35 per diluted share in 1998. In order to facilitate comparison of operating results year over year, the Company also presents its earnings by adjusting for certain charges and tax-affecting the results at a 39% effective rate (core earnings). A comparison of 1999 and 1998 is as follows:


                  Supplemental Information:

         (In thousands, except per share data)                         1999                  1998
                                                                  -----------           -----------
         Operating income (loss).....................             $    12,630           $   (12,652)
         Charges.....................................                       -                27,027
         Certain general and administrative charges
             net of recoveries.......................                   1,546                 5,763
                                                                  -----------           -----------
         Adjusted operating income...................                  14,176                20,138
         Taxable interest income, net................                   3,467                 4,404
                                                                  -----------           -----------
         Core earnings before income taxes...........                  17,643                24,542
                                                                  -----------           -----------
         Core earnings net of income taxes at 39%....                  10,762                14,970
                                                                  -----------           -----------
         Non-taxable interest income.................                       -                   426
                                                                  -----------           -----------
         Core earnings...............................             $    10,762           $    15,396
                                                                  ===========           ===========
         Core earnings per share.....................             $      0.26           $      0.36
                                                                  ===========           ===========
         Weighted average number of diluted
             shares outstanding......................                  40,739                43,306
                                                                  ===========           ===========

     Core earnings declined in 1999 compared to 1998 primarily as a result of the Company's investment in technology and marketing of the Company's e-commerce portal, harbinger.net, in the first three quarters of 1999, as well as the fourth quarter launch of its marketing and brand awareness campaign for the Company as a whole. The Company expects to continue this program in 2000 as well as increasing its sales force and enhancing its technologies in order to position itself as a primary service provider to the anticipated growing number of businesses seeking e-commerce solutions over the next few years. As a result of these investments the Company expects a further decline in core earnings in 2000.


1998 COMPARED TO 1997

     Revenues. Total revenues increased 14% to $135.2 million in 1998 from $118.2 million in 1997. Revenues for services increased 38.9% to $88.1 million from $63.4 million in 1997. This increase is partly attributable to acquisitions made in 1998, and also reflects growth in transaction fees, professional services and maintenance. Transaction fees increased as a result of an increase in subscribers to the Company's VAN and IVAS networks, plus an increase in the average transaction volume per customer each year. Software revenues decreased 14.1% to $47.1 million in 1998 from $54.8 million in 1997, primarily due to decreased royalty revenues from resellers.

     Direct Costs. Direct costs for services increased to $34.5 million in 1998 from $22.7 million in 1997. As a percentage of service revenues these costs were 39.2% in 1998 and 35.8% in 1997. The increase in direct costs as a percentage of service revenues is primarily attributable to a larger percentage of lower-margin professional enablement services in 1998. The Company increased its emphasis on enablement services in response to market demand for e-commerce solutions integration. The increase in direct costs in 1998 compared to 1997 was partially offset by the reallocation of personnel costs to Integration Activity Costs in 1998. Direct software costs decreased to $3.7 million in 1998 from $7.8 million in 1997. Direct software costs as a percentage of software revenues were 7.9% in 1998 and 14.2% in 1997. The decrease in direct software costs is due to decreased software amortization resulting from a write-off of capitalized and purchased software development in connection with certain business combinations in 1997 and a decrease in royalty and other fees paid by the Company to third-party resellers in 1998.

     Selling and Marketing. Selling and marketing expenses increased 18% to $31.6 million in 1998 from $26.7 million in 1997. As a percentage of revenues these expenses were 23.4% in 1998 and 22.6% in 1997. The increase in selling and marketing expenses as a percentage of revenues reflects an increase in sales and marketing personnel and related selling costs offset by a decrease in reallocated personnel costs to Integration Activity Costs.

     General and Administrative. General and administrative expenses increased 55% to $32.2 million in 1998 from $20.8 million in 1997. As a percentage of revenues these expenses were 23.8% in 1998 and 17.6% in 1997. The increase in general and administrative expenses is primarily due to a $5.8 million net charge recorded for outstanding royalty and accounts receivable from a reseller and certain other customer accounts. Excluding the impact of this net charge, general and administrative expenses would have increased to $26.4 million or 19.5% of revenues for 1998. The increase in adjusted general and administrative expenses as a percentage of revenues is attributable to an increase in personnel and associated costs in both the Company's domestic and European operations, an increase in rent for expanded office space, adjustments to compensation related accruals and a decrease in personnel costs reallocated to Integration Activity Costs in 1998 compared to 1997.

     Depreciation and Amortization. Depreciation and amortization increased 14% to $8.1 million in 1998 from $7.1 million in 1997. As a percentage of revenues these expenses remained the same. The increase in depreciation and amortization is a result of additions to fixed assets and increased intangible assets acquired through business combinations in 1998.

     Product Development. Total expenditures for product development, including capitalized software development costs, decreased 30% to $14.1 million in 1998 from $20.3 million in 1997. Total expenses for product development decreased to $10.6 million in 1998 from $15.3 million in 1997. As a percentage of revenues total product development expenses decreased to 7.9% in 1998 from 12.9% in 1997. The decrease in product development expenses is primarily attributable to efficiencies gained in consolidating development resources of acquired companies, and the impact of personnel costs reallocated to Integration Activity Costs. The Company capitalized software development costs of $3.6 million and $5.0 million in 1998 and 1997, respectively, which represented 25.0% and 24.7% of total expenditures for product development in these respective periods. The decrease in amounts capitalized reflects a decrease in development activities associated with products that have reached technological feasibility. Amortization of capitalized software development costs included in direct costs of software totaled $1.6 million and $3.7 million in 1998 and 1997, respectively.

     Charge for Purchased In-Process Product Development, Write-off of Software Development Costs, Restructuring, Acquisition-related and Other Charges. The Company incurred Charges of $27.0 million in 1998 and $40.6 million in 1997 as a result of 15 acquisitions and two restructurings from 1996 to 1998. Approximately $4.1 million in 1998 and $7.8 million in

1997 in Charges were personnel costs reallocated to Integration Activity Costs. (See note 11 to the accompanying audited consolidated financial statements.)

     Income Taxes. The Company recorded income tax expense of $705,000 and $3.1 million in 1998 and 1997, respectively. 1998 tax expense decreased approximately 77% as compared with 1997. This is primarily due to profits in foreign taxing jurisdictions in 1997 that could not be offset by domestic net operating losses. Foreign tax expense was $1.2 million in 1997 as compared with a benefit of $100,000 in 1998. 1997 tax expense also included deferred taxes of $1.1 million. In 1998 there was no deferred tax expense because all deferred tax assets had been fully reserved for with an allowance.

     Discontinued Operations. The Company discontinued TLP on September 30, 1998 and Banker on December 31, 1997, both of which had been generating lower than desired profitability and growth and which management deemed to be no longer strategic to the Company. The results of TLP and Banker for 1998 and 1997 are reported in the accompanying reclassified audited consolidated statement of operations under "Loss from operations of TrustedLink Procurement business and TrustedLink Banker division." For Banker, the Company in 1997 provided for an anticipated loss of $4.0 million related to the discontinuance of the division, including an estimated $2.3 million for operating losses during the phase-out period. As of December 31, 1998, the disposal of Banker was substantially completed and $2.0 million in anticipated losses not incurred was recorded as a reduction to "Income (loss) on disposal of TrustedLink Banker" on the statement of operations in 1998.

     For TLP, the Company provided for an anticipated loss on the disposal of the business of $6.4 million, including $2.9 million for operating losses during the phase-out period. (See note 11 to the accompanying audited consolidated financial statements.)

     Loss on Extinguishment of Debt. The Company recorded a loss of $2.4 million on debt extinguishment in the first quarter of 1997 related to the acquisition of Harbinger Net Services (HNS). (See note 2 to the accompanying audited consolidated financial statements.)

     Net Loss and Loss Per Share. The Company realized net losses of $14.7 million or $0.35 per share in 1998 and $39.0 million or $1.02 per share in 1997. In order to facilitate comparison of operating results year over year, the Company also presents its earnings by adjusting for certain charges, and tax-affecting the results at a 39% effective rate (core earnings). A comparison of 1998 and 1997 is provided as follows:

        Supplemental Information

        (In thousands, except per share data)                        1998                  1997
                                                                  ---------             ---------
        Operating loss..............................              $ (12,652)            $ (22,705)
        Charges.....................................                 27,027                40,555
        Certain general and administrative charges
            net of recoveries.......................                  5,763                     -
                                                                  ---------             ---------
        Adjusted operating income...................                 20,138                17,850
        Taxable interest income, net................                  4,404                 3,488
                                                                  ---------             ---------
        Core earnings before income taxes...........                 24,542                21,338
                                                                  ---------             ---------
        Core earnings net of income taxes at 39%....                 14,970                13,017
                                                                  ---------             ---------
        Non-taxable interest income.................                    426                   418
                                                                  ---------             ---------
        Core earnings...............................              $  15,396             $  13,435
                                                                  =========             =========
        Core earnings per share.....................              $    0.36             $    0.33
                                                                  =========             =========
        Weighted average number of diluted
            shares outstanding......................                 43,306                40,692
                                                                  =========             =========


     Core earnings increased in 1998 compared to 1997 primarily as a result of a decrease in product development expenses in 1998 which was realized by consolidating the development resources of acquired companies.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short-term investments decreased $19.3 million to $73.0 million at December 31, 1999 compared to $92.3 million at December 31, 1998, primarily due to 1999 stock repurchases totaling $17.6 million and a $17.2 million investment in information technology and capitalized software, offset by $15.6 million of positive cash flows from operations and exercises of options and warrants.

     Management expects the Company will continue to fund its operations, investment needs and capital expenditures through cash flows generated from operations, cash on hand, and additional equity and debt capital if necessary. Several factors could have an impact on the Company's cash flow in the future, including the effects of the Company's strategic investment in marketing and sales and technology development, currently projected to be $25 million in additional spending that will substantially be recorded to selling and marketing expenses on the consolidated statement of operations in 2000. Additionally, the Company recently announced the creation of a $25 million venture division focused on investing in new vertical market portal opportunities in 2000. The Company also anticipates continued liquidation of liabilities incurred due to Charges and discontinued operations. Further, management is authorized to repurchase additional Company stock if favorable pricing scenarios develop in the future. Liquidity could also be negatively impacted as a result of a shareholder class action lawsuit filed against the Company in 1999. Although the outcome of this action cannot be determined at this time, management does not believe the outcome will have a material adverse effect on the Company's financial position.

     The Company does not believe that inflation has had a material impact on its business, however, there can be no assurance that the Company's business will not be affected by inflation in the future.

YEAR 2000 READINESS

     The Company spent considerable internal and external resources from 1997 through 1999 preparing for the "Year 2000" computer issue. The Year 2000 issue relates to the ability of a computer system to properly process data beginning on January 1, 2000. The Company's efforts were spent to ensure that its computer products were "Year 2000 Ready," as defined, and that its internal core information technology (IT) and non-IT systems were Year 2000 Ready.

     The Company believes it successfully implemented its Year 2000 program, as evidenced by the continued successful operation of its computer products and core internal IT and non-IT systems. The Company has not encountered any significant problems with its third-party customers, financial institutions, vendors and others with whom it conducts business. The Company will continue to monitor its product performance and core IT and non-IT systems throughout 2000 to ensure ongoing performance. While there can be no assurance that no Year 2000 related issues will arise, as of December 31, 1999, the Company believes, based on information currently available, that Year 2000-related events are not likely to have a material effect on its results of operation, financial condition or liquidity.

     The total pre-tax cost associated with Year 2000 modifications of the Company's products was approximately $1 million to $2 million, funded from the Company's internal operating cash flows. Such costs do not include costs for new internal software or for modifications to existing internal software for the Company's IT systems, as these projects were not accelerated due to the Year 2000 issue.

EURO CONVERSION

     Effective January 1, 1999, 11 of the 15 member countries of the European Union adopted a single European currency, the euro, as their common legal currency. Like many companies that operate in Europe, various aspects of the Company's business were affected by the conversion to the euro. The Company has not experienced any significant impact in its internal IT systems or its customer products as a result of the euro conversion.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes its exposure to interest rate risk, foreign currency exchange rate risk and other relevant market risks is not material.

FORWARD LOOKING STATEMENTS

     Other than historical information contained herein, certain statements included in this report may constitute "forward looking" statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 related to the Company that involve risks and uncertainties including, but not limited to, the potential decline in software revenues as the Company transitions to a business model that emphasizes recurring services revenues, quarterly fluctuations in results, the management of growth, market acceptance of the Company's recently introduced BCI, ASP, portal and operations management products and services, loss of customers due to the Company's migration efforts from legacy technologies to Internet- and Windows-enabled products and services, potential service disruptions associated with network enhancements and upgrades of harbinger.net, liability for disruption of data traffic due to unauthorized intervention and access into harbinger.net, the impact of Year 2000 readiness and other risks. For further information about these and other factors that could affect the Company's future results, please see Exhibit 99.1 in the Company's December 31, 1999 Form 10-K. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward looking statements. The Company undertakes no obligation to update or revise forward looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements are filed together with this report. See pages 61 to 88, which are incorporated herein by reference. Quarterly Results of Operations are set forth below.

                         QUARTERLY RESULTS OF OPERATIONS
                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                               THREE MONTHS ENDED
                                                              --------------------------------------------------------------
                                                               MAR. 31,          JUNE 30,        SEPT. 30,         DEC. 31,
                                                                 1999              1999             1999             1999
                                                              ---------         ---------        ---------         ---------
Revenues..................................................    $  33,503         $  38,726        $  40,912         $  42,373
                                                              =========         =========        =========         =========
Gross margin..............................................    $  21,746         $  25,749        $  27,735         $  29,287
                                                              =========         =========        =========         =========
Operating income..........................................    $   1,556         $   4,771        $   6,226         $      77
                                                              =========         =========        =========         =========
Net income................................................    $   2,341         $   5,277        $   7,728         $   1,214
                                                              =========         =========        =========         =========
Net income per share......................................    $    0.06         $    0.13        $    0.19         $    0.03
                                                              =========         =========        =========         =========
Weighted average number of common
    Shares outstanding....................................       40,451            39,681           40,812            41,539
                                                              =========         =========        =========         =========
Net income (excluding charges listed separately below)*...    $   1,039         $   3,068        $   3,929         $   2,726
                                                              =========         =========        =========         =========
Net income per share (excluding charges listed
    Separately below)*....................................    $    0.03         $    0.08        $    0.10         $    0.07
                                                              =========         =========        =========         =========




(IN THOUSANDS, EXCEPT PER SHARE DATA)                                               THREE MONTHS ENDED
                                                              --------------------------------------------------------------
                                                               MAR. 31,         JUNE 30,          SEPT. 30,         DEC. 31,
                                                                 1998             1998              1998              1998
                                                              ---------         ---------         ---------        ---------
Revenues..................................................    $  30,052         $  33,178         $  35,420        $  36,501
                                                              =========         =========         =========        =========
Gross margin..............................................    $  22,248         $  24,200         $  25,128        $  25,358
                                                              =========         =========         =========        =========
Operating income (loss)...................................    $  (2,296)        $   1,339         $ (16,755)       $   5,060
                                                              =========         =========         =========        =========
Net income (loss).........................................    $  (1,338)        $   1,960         $ (23,444)       $   8,110
                                                              =========         =========         =========        =========
Net income (loss) per share...............................    $   (0.03)        $    0.04         $   (0.56)       $    0.19
                                                              =========         =========         =========        =========
Weighted average number of common
    Shares outstanding....................................       41,046            44,480            42,163           41,772
                                                              =========         =========         =========        =========
Net income (excluding charges listed separately below)**..    $   4,418         $   4,696         $   2,980        $   3,302
                                                              =========         =========         =========        =========
Net income per share (excluding charges listed
    Separately below)**...................................    $    0.10         $    0.11         $    0.07        $    0.08
                                                              =========         =========         =========        =========

* Excludes $750,000, $502,000 and $502,000 for the quarters ended March 31, June 30 and September 30, 1999, respectively, of credits recorded in general and administrative costs for the recovery of specific accounts receivable reserved for in 1998. In the quarter ended December 31, 1999 excludes a charge of $3.3 million in general and administrative costs related to an increase in the allowance for doubtful accounts for aged accounts receivable. Also excludes income on discontinued operations of TrustedLink Banker division (Banker) of $1.4 million in the quarter ended September 30, 1999 and an $80,000 loss in equity of joint ventures in the quarter ended December 31, 1999. The resulting adjusted net income is tax affected at 39% in lieu of tax expense of $113,000, $254,000 and $572,000 in the quarters ended March 31, June 30 and September 30, 1999, respectively, and a tax benefit of $125,000 in the quarter ended December 31, 1999.

** Excludes pre-tax charge of $8.0 million for the quarter ended March 31, 1998, $5.0 million for the quarter ended June 30, 1998 and $14.0 million for the quarter ended September 30, 1998 for purchased in-process product development, write-off of software development costs, restructuring, acquisition-related and other charges. Also excludes $6.5 million in general and administrative charges and $700,000 in recovery of allowance for doubtful accounts for the quarters ended September 30 and December 31, 1998, respectively. Also excludes losses on discontinued operations of TrustedLink Procurement business (TLP) of $217,000 for the quarter ended March 31, 1998, $637,000 for the quarter ended June 30, 1998 and $938,000 for the quarter ended September 30, 1998. Also excludes a $6.4 million loss on the disposal of TLP in the quarter ended September 30, 1998 and income of $2.0 million on the disposal of Banker for the quarter ended December 31, 1998. The resulting adjusted net income is tax affected at 39%, in lieu of tax expense of $136,000 and $560,000 in the quarters ended March 31 and September 30, 1998, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Certain information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on March 31, 2000 under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.          EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on March 31, 2000 under the caption "Executive Compensation."


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on March 31, 2000 under the caption "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on March 31, 2000 under the caption "Certain Transactions."

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  1        Financial Statements

                  The Consolidated Financial Statements of Harbinger Corporation, related Notes thereto, and the Independent Auditors' Report as set forth under Item 8 of this report on Form 10-K may be found in pages 61 to 88, filed herewith.

                  2        Financial Statement Schedules

                  (i) The following Financial Statement Schedule of Harbinger Corporation for the Years Ended December 31, 1997, 1998 and 1999 is filed as a part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related Notes thereto, of Harbinger Corporation.

                     HARBINGER CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                         Amount
                                          Balance at    Charged to      Recorded     Charged to                     Balance at
                                         Beginning of   Costs and       Due to         Other                          End of
             Description                    Period       Expenses     Acquisitions    Accounts        Deductions      Period
--------------------------------------   ------------   ----------    ------------   ----------      ------------   ----------

 Allowance for returns and
   doubtful Accounts (in thousands):
          1997 .......................     $  2,425     $  1,561        $   --       $  3,148(B)     $ (4,344)(A)    $  2,790
          1998 .......................     $  2,790     $  6,428        $   --       $  3,588(B)     $ (3,728)(A)    $  9,078
          1999 .......................     $  9,078     $  4,352        $   --       $  9,580(B)     $(14,555)(A)    $  8,455

 Allowance for deferred tax assets (in
   thousands):
          1997 .......................     $  4,798     $ 13,509        $  4,364     $   --           $   --         $ 22,671
          1998 .......................     $ 22,671     $  5,171        $   --       $   --           $   --         $ 27,842
          1999 .......................     $ 27,842         --          $   --       $   --           $ (8,894)      $ 18,948

--------------
(A) Deductions represent write-offs of doubtful accounts and sales returns charged against the allowance.

(B) Deductions from revenues for sales returns and allowances.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Harbinger Corporation:



Under date of February 10, 2000, we reported on the consolidated balance sheets of Harbinger Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999 as contained in the Harbinger Corporation 1999 Annual Report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                             /s/ KPMG LLP


Atlanta, Georgia
February 10, 2000

         (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter ended December 31, 1999.

         (i) Report on Form 8-K filed September 30, 1999 with respect to the Company's announcement of a shareholder class action filed in United States District Court for the District of Georgia against the Company and certain of its current and former officers and directors.

         (c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

       EXHIBIT
       NUMBER                     DESCRIPTION
     ----------   ----------------------------------------------

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

         4.2      Specimen Stock Certificate (incorporated by reference to
                  Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File 33-93804)).

         4.3 Form of Warrant issued to former INOVIS Shareholders on April 19, 1996 (incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated July 1, 1996).

         10.1 Employment Agreement between the Company and Mr. James M. Travers effective as of January 19, 2000.

         10.2 Employment Agreement between the Company and Mr. C. Tycho Howle effective as of July 1, 1997 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-3 (File No. 33-31191).

         10.3 Employment Agreement between the Company and Dave Bursiek (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1998).

         10.4 Form of Amendment to Employment Agreement of Messrs. Manack, McCormick and Roberts (incorporated by reference to Exhibit
                  10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

         10.5 Form of Indemnification Agreement between the Company and Directors (incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

         10.6 Form of Indemnification Agreement for certain of the Company's Directors and Officers (incorporated by reference to Exhibit
                  10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

         10.7 Amended and Restated 1989 Stock Option Plan effective as of April 15, 1992 (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

         10.8 First Amendment to Harbinger Corporation Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit
                  10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

         10.9 Amended and Restated 1993 Stock Option Plan for Nonemployee Directors.

         10.10    Harbinger Corporation 1996 Stock Option Plan.

         10.11 Amended and Restated Harbinger Corporation Employee Stock Purchase Plan.

         10.12 Lease between the Company and 1277 Lenox Park Boulevard, LLC for office located at 1277 Lenox Park Boulevard, Atlanta, Georgia dated October 10, 1997 (incorporated by reference to
                  Exhibit 99c to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).


         10.13 Amendment No. 1 to Lease between the Company and 1277 Lenox Park Blvd., LLC dated June 5, 1997 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

         21.1     List of Subsidiaries of Company.

         23.1     Consent of KPMG LLP.

         27.1     Financial Data Schedule for the Year Ended December 31, 1999.

         27.2 Restated Financial Data Schedule for the Year Ended December 31, 1998.

         99.1     Safe Harbor Compliance Statement.

                     HARBINGER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              DECEMBER 31,
                                                                                  -------------------------------
                       ASSETS                                                        1999                 1998
                       ------                                                     ----------           ----------
     Current assets:
          Cash and cash equivalents............................................   $   12,934           $   33,059
          Short-term investments...............................................       60,086               59,248
          Accounts receivable, less allowances for returns and doubtful
              accounts of $8,455 and $5,464 in 1999 and 1998, respectively.....       43,975               35,891
          Royalties receivable, less allowance for doubtful
              accounts of $3,614 in 1998.......................................        1,200                1,730
          Deferred income taxes................................................        2,103                2,103
          Other current assets.................................................        3,621                5,622
                                                                                  ----------           ----------
                   Total current assets........................................      123,919              137,653
                                                                                  ----------           ----------
      Property and equipment, less accumulated depreciation
           and amortization....................................................       26,339               23,150
      Intangible assets, less accumulated amortization.........................       16,863               16,803
      Deferred income taxes....................................................          698                  698
      Other non-current assets.................................................        1,640                   65
                                                                                  ----------           ----------
                                                                                  $  169,459           $  178,369
                                                                                  ==========           ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
     Current liabilities:
          Accounts payable.....................................................   $    7,478           $    5,566
          Accrued expenses.....................................................       15,995               31,571
          Deferred revenues....................................................       21,212               21,213
                                                                                  ----------           ----------
                   Total current liabilities...................................       44,685               58,350
                                                                                  ----------           ----------
     Commitments and contingencies

     Zero coupon redeemable preferred stock, no par value; 0 and 2,000,000 shares authorized, issued and outstanding as of
           December 31, 1999 and 1998..........................................            -                    -

     Shareholders' equity:
          Preferred stock, no par value; 20,000,000 and 18,000,000
              shares authorized as of December 31, 1999 and 1998
              respectively; none issued and outstanding........................            -                    -
          Common stock, $0.0001 par value; 100,000,000 shares
              authorized; 43,404,247 and 42,313,031 shares issued
              as of December 31, 1999 and 1998, respectively...................            4                    4
          Additional paid-in capital...........................................      208,226              201,615
          Accumulated deficit..................................................      (56,968)             (73,528)
          Accumulated other comprehensive loss.................................       (1,444)                (622)
          Treasury stock, 4,323,050 shares and 1,562,100 shares as of December
              31, 1999 and 1998,  respectively.................................      (25,044)              (7,450)
                                                                                  ----------           ----------
                   Total shareholders' equity..................................      124,774              120,019
                                                                                  ----------           ----------
                                                                                  $  169,459           $  178,369
                                                                                  ==========           ==========

          See accompanying notes to consolidated financial statements.

                     HARBINGER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        YEARS ENDED DECEMBER 31,
                                                                             ----------------------------------------------
                                                                                1999              1998               1997
                                                                             ---------         ---------          ---------
Revenues:
     Services..........................................................      $ 108,673         $  88,067          $  63,417
     Software .........................................................         46,841            47,084             54,804
                                                                             ---------         ---------          ---------
             Total revenues............................................        155,514           135,151            118,221
                                                                             ---------         ---------          ---------
Direct costs:
     Services..........................................................         46,442            34,487             22,710
     Software..........................................................          4,555             3,730              7,800
                                                                             ---------         ---------          ---------
             Total direct costs........................................         50,997            38,217             30,510
                                                                             ---------         ---------          ---------
                  Gross margin.........................................        104,517            96,934             87,711
                                                                             ---------         ---------          ---------
Operating costs:
     Selling and marketing.............................................         39,559            31,618             26,723
     General and administrative........................................         30,970            32,205             20,775
     Depreciation and amortization.....................................          9,522             8,100              7,096
     Product development...............................................         11,836            10,636             15,267
     Charge for purchased in-process product development, write-off of software development costs, restructuring, acquisition-related
         and other charges.............................................              -            27,027             40,555
                                                                             ---------         ---------          ---------
              Total operating costs....................................         91,887           109,586             10,416
                                                                             ---------         ---------          ---------
                  Operating income (loss)..............................         12,630           (12,652)           (22,705)
Interest income, net...................................................          3,467             4,830              3,914
Equity in losses of joint ventures.....................................            (80)                -               (313)
Minority interest  income..............................................              -                 -                  2
                                                                             ---------         ---------          ---------
                  Income (loss) from continuing operations before
                      income taxes.....................................         16,017            (7,822)           (19,102)
Income tax expense.....................................................           (813)             (705)            (3,093)
                                                                             ---------         ---------          ---------
                  Income (loss) from continuing operations.............         15,204            (8,527)           (22,195)
Discontinued operations:
     Loss from operations of  TrustedLink Procurement
         business and TrustedLink Banker division......................              -            (1,793)           (10,433)
     Income (loss) on disposal of TrustedLink Procurement
         business, and TrustedLink Banker division, including
         provisions  for  operating  losses  during  phase-out
         periods.......................................................          1,356            (4,392)            (4,000)
                                                                             ---------         ---------          ---------
                  Income (loss) before extraordinary item..............         16,560           (14,712)           (36,628)
Extraordinary loss on debt extinguishment..............................              -                 -             (2,419)
                                                                             ---------         ---------          ---------
                  Net income (loss)....................................      $  16,560         $ (14,712)         $ (39,047)
                                                                             =========         =========          =========
Basic earnings (loss) per share........................................      $    0.43         $   (0.35)         $   (1.02)
                                                                             =========         =========          =========
Weighted average number of shares outstanding..........................         38,938            41,557             38,162
                                                                             =========         =========          =========
Diluted earnings (loss) per share......................................      $    0.41         $   (0.35)         $   (1.02)
                                                                             =========         =========          =========
Weighted average number of common shares
     outstanding assuming dilution.....................................         40,739            41,557             38,162
                                                                             =========         =========          =========

          See accompanying notes to consolidated financial statements.

                     HARBINGER CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                             ---------------------------------------------
                                                                                 1999              1998             1997
                                                                             ---------         ---------         ---------
      Net income (loss)................................................      $  16,560         $ (14,712)        $ (39,047)
      Other comprehensive income (loss), net of tax:
        Foreign currency translation adjustments.......................           (822)              260              (744)
                                                                             ---------         ---------         ---------
          Comprehensive income (loss)..................................      $  15,738         $ (14,452)        $ (39,791)
                                                                             =========         =========         =========

          See accompanying notes to consolidated financial statements.

                     HARBINGER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                                COMMON STOCK
                                                ------------
                                                                     ADDITIONAL
                                                                      PAID-IN     ACCUMULATED
                                             SHARES       AMOUNT      CAPITAL       DEFICIT
                                           ----------   ----------   ----------   ------------
BALANCE, DECEMBER 31, 1996 .............   35,806,596   $        3   $  113,846    $  (19,593)

Exercise of stock options and
  warrants and issuance of stock
  under employee stock purchase
  plan .................................    1,039,749         --          5,098          --
Tax benefits from stock plans ..........         --           --            498          --
Issuance of stock and stock options
  to purchase a debenture and acquire
  minority interest of subsidiary ......      363,432         --          6,416          --
Issuance of common stock and vesting of
  contingent option in connection with
  acquisitions .........................      513,079         --          3,958          (296)
Issuance of stock in secondary offering,
  net ..................................    3,105,000            1       60,025          --
Other transactions .....................         --           --           --              (9)
Foreign currency translation adjustment          --           --           --            --
Net loss ...............................         --           --           --         (39,047)
                                           ----------   ----------   ----------   -----------
BALANCE, DECEMBER 31, 1997 .............   40,827,856            4      189,841       (58,945)

Exercise of stock options and warrants
  and issuance of stock under employee
  stock purchase plan ..................    1,289,178         --         11,803          --
Shares purchased .......................         --           --           --            --
Immaterial pooling-of-interests ........      194,497         --           --             129
Foreign currency translation adjustment          --           --           --            --
Other transactions .....................        1,500         --            (29)         --
Net loss ...............................         --           --           --         (14,712)
                                           ----------   ----------   ----------   -----------
BALANCE, DECEMBER 31, 1998 .............   42,313,031            4      201,615       (73,528)

Exercise of stock options and warrants
  and issuance of stock under employee
  stock purchase plan ..................    1,091,216         --          6,611          --
Shares purchased .......................         --           --           --            --
Foreign currency translation adjustment          --           --           --            --
Net income .............................         --           --           --          16,560
                                           ----------   ----------   ----------   -----------
BALANCE, DECEMBER 31, 1999 .............   43,404,247   $        4   $  208,226    $  (56,968)
                                           ==========   ==========   ==========   ===========


                                                              TREASURY STOCK
                                                              --------------
                                            ACCUMULATED
                                              OTHER                                     TOTAL
                                           COMPREHENSIVE                             SHAREHOLDERS'
                                               LOSS         SHARES       AMOUNT        EQUITY
                                           -------------  ----------    ----------   -------------
BALANCE, DECEMBER 31, 1996 .............    $     (138)         --      $     --      $   94,118

Exercise of stock options and
  warrants and issuance of stock
  under employee stock purchase
  plan .................................          --            --            --           5,098
Tax benefits from stock plans ..........          --            --            --             498
Issuance of stock and stock options
  to purchase a debenture and acquire
  minority interest of subsidiary ......          --            --            --           6,416
Issuance of common stock and vesting of
  contingent option in connection with
  acquisitions .........................          --            --            --           3,662
Issuance of stock in secondary offering,
  net ..................................          --            --            --          60,026
Other transactions .....................          --            --            --              (9)
Foreign currency translation adjustment           (744)         --            --            (744)
Net loss ...............................          --            --            --         (39,047)
                                            ----------    ----------    ----------    ----------
BALANCE, DECEMBER 31, 1997 .............          (882)         --            --         130,018

Exercise of stock options and warrants
  and issuance of stock under employee
  stock purchase plan ..................          --            --            --          11,803
Shares purchased .......................          --      (1,562,100)       (7,450)       (7,450)
Immaterial pooling-of-interests ........          --            --            --             129
Foreign currency translation adjustment            260          --            --             260
Other transactions .....................          --            --            --             (29)
Net loss ...............................          --            --            --         (14,712)
                                            ----------    ----------    ----------    ----------

BALANCE, DECEMBER 31, 1998 .............          (622)   (1,562,100)       (7,450)      120,019

Exercise of stock options and warrants
  and issuance of stock under employee
  stock purchase plan ..................          --            --            --           6,611
Shares purchased .......................          --      (2,760,950)      (17,594)      (17,594)
Foreign currency translation adjustment           (822)         --            --            (822)
Net income .............................          --            --            --          16,560
                                            ----------    ----------    ----------    ----------
BALANCE, DECEMBER 31, 1999 .............    $   (1,444)   (4,323,050)   $  (25,044)   $  124,774
                                            ----------    ----------    ----------    ----------


          See accompanying notes to consolidated financial statements.

                     HARBINGER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                       1999           1998           1997
                                                                    ---------      ---------       --------
Cash flows from operating activities:
   Net income (loss) ..........................................      $ 16,560       $(14,712)      $(39,047)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Allowance for returns and doubtful accounts ...........        12,072         10,016          4,709
        Charge for purchased in-process product development,
          write-off of software development costs, acquisition-
          related and other noncash charges ...................          --            3,981         26,761
        Income (loss) on disposal of discontinued operations ..        (1,356)         5,737          4,000
        Loss on debt extinguishment ...........................          --             --            2,419
        Depreciation and amortization .........................        11,530         10,847         10,917
        Loss on sale of property and equipment ................          --             --              389
        Discount amortization on investments ..................          --             (153)            88
        Equity in losses of joint ventures ....................           197           --              302
        Minority interest and other ...........................          --             --             (287)
        Deferred income taxes .................................          --             --            1,110
        Changes in operating assets and liabilities:
          Accounts receivable .................................       (20,815)        (7,451)       (17,680)
          Royalties receivable ................................           530             20         (4,027)
          Other assets ........................................         1,454         (2,256)         1,410
          Accounts payable and accrued expenses ...............       (11,183)        (2,724)         9,300
          Deferred revenues ...................................            (1)         2,864          1,260
                                                                     --------       --------       --------
             Net cash provided by operating activities ........         8,988          6,169          1,624
                                                                     --------       --------       --------

Cash flows from investing activities:
   Net purchases of short-term investments ....................          (838)       (26,762)        (2,577)
   Purchases of property and equipment ........................       (11,398)       (12,887)        (8,576)
   Additions to software development costs ....................        (5,806)        (3,572)        (5,014)
   Investment in acquisitions and joint venture ...............          (300)        (3,547)       (13,924)
   Proceeds from disposal of property and equipment ...........          --             --                7
   Proceeds from sale of discontinued operations ..............           500           --             --
   Net additions to notes receivable ..........................          (125)          --             --
                                                                     --------       --------       --------
             Net cash used in investing activities ............       (17,967)       (46,768)       (30,084)
                                                                     --------       --------       --------

                     HARBINGER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)


                                                                             YEARS ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                        1999           1998           1997
                                                                      --------       --------       --------
Cash flows from financing activities:
   Exercise of stock options and warrants and issuance of
     stock under employee stock purchase plan ..................         6,611         11,803          5,098
   Principal payments under notes payable and long-term debt ...          --             (623)        (2,968)

   Proceeds from issuance of common stock ......................          --             --           60,026

   Purchases of common stock ...................................       (17,594)        (7,450)          --
   Repayments under credit agreement ...........................          --             --           (1,550)
   Purchase of subordinated debenture ..........................          --             --           (1,500)
                                                                      --------       --------       --------
          Net cash (used in) provided by financing activities ..       (10,983)         3,730         59,106
                                                                      --------       --------       --------
Net increase (decrease) in cash and cash equivalents ...........       (19,962)       (36,869)        30,646
Cash and cash equivalents at beginning of year .................        33,059         69,811         35,697

Effect of exchange rates on cash held in foreign currencies ....          (163)            65            (76)

Cash received from acquisitions ................................          --               52          3,544

                                                                      --------       --------       --------
   Cash and cash equivalents at end of year ....................      $ 12,934       $ 33,059       $  9,811
                                                                      ========       ========       ========

Supplemental disclosures:
   Cash paid for interest ......................................      $   --         $     50       $     90
                                                                      ========       ========       ========
   Cash paid for income taxes ..................................      $    788       $    991       $   --
                                                                      ========       ========       ========

Supplemental disclosures of noncash investing and
   financing activities:
   Purchase of subordinated debenture in exchange
     for common stock ..........................................      $   --             --         $  4,200
                                                                      ========       ========       ========
    Acquisition of minority interest in exchange for issuance of
        common stock ...........................................      $   --         $   --         $  2,216
                                                                      ========       ========       ========
   Acquisition of minority interest in exchange for common
     Stock .....................................................      $   --         $   --         $    392
                                                                      ========       ========       ========
   Acquisition of businesses in exchange for assumption of
     liabilities and issuance of common stock, options and
     warrants to acquire common stock ..........................      $   --         $   --         $    454
                                                                      ========       ========       ========
   Issuance of notes receivable in exchange
     for sale of discontinued operations .......................      $    800       $   --         $   --
                                                                      ========       ========       ========



          See accompanying notes to consolidated financial statements.

                     HARBINGER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS AND PRESENTATION

         Harbinger Corporation and subsidiaries (the Company) develops, markets and supports software products, provides computer communications networks and provides professional consulting services to enable businesses to engage in e-commerce. The Company's products and services are used by customers in targeted industries, including the petroleum, chemicals, utilities, electronics, distribution, aerospace, automotive, communications, transportation, textile/apparel and healthcare industries both in the United States and certain international markets including Europe, South America and Asia.

         The consolidated financial statements of the Company include the accounts of Harbinger Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION

         Services

         Revenues for services principally include subscription fees for transactions on harbinger.net, the Company's e-commerce portal; software maintenance; and professional service fees for outsourcing, training and e-commerce enablement. Subscription fees are a combination of monthly access charges and transaction-based usage charges and are recognized as incurred each month. Software maintenance is billed in advance with revenue deferred and recognized ratably over the one-year service period. Revenues for professional services are based on actual services rendered and are recognized as services are performed.

         Software

         The Company recognizes revenue in accordance with Statement of Position
(SOP) 97-2, Software Revenue Recognition, and SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. Revenue is derived from the sale of software licenses, hardware and software services and is allocated to each element of the arrangement based on the relative fair values of the elements established by the price charged when the respective element is sold separately.

         Revenues derived from software license fees are recognized upon shipment, net of estimated returns. Software revenues also include royalties due to the Company under distribution agreements with third parties that are recognized either on shipment of software to a distributor or upon sales to end users by a distributor, depending on the terms of the distribution agreement.

         In December 1998 the Accounting Standards Committee of the American Institute of Certified Public Accountants issued SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. SOP 98-9 is effective for fiscal years beginning after March 15, 1999 and the Company does not expect a material change to its accounting for revenues as a result of adopting the provisions of SOP 98-9.

         Deferred Revenues

         Deferred revenues represent payments received from customers or billings invoiced to customers for software and services billed in advance of revenue recognition.

         DIRECT COSTS

         Direct costs for services include network asset depreciation and amortization, telecommunications charges and the costs of personnel to manage network operations, customer support, professional service engagements and consulting. Direct costs for software include duplication, packaging and shipping of software, amortization of purchased technology and software development costs and royalties paid to third-party distributors.

         CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Cash, cash equivalents and short-term investments are stated at cost, which approximates fair value, and consist primarily of money market funds and U.S. Treasury bills. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments maturing between three and 12 months from the date of purchase are classified as short-term investments.

         Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations quarterly. As of December 31, 1999 debt securities were classified as held-to-maturity as the Company intended to hold, and had the ability to hold, these securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates fair market value.

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and other short-term obligations of the U.S. Government.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally three to 10 years. Leasehold improvements are amortized straight-line over the shorter of the lease or estimated useful life of the asset.

         NONMONETARY TRANSACTION

         The Company accounts for nonmonetary transactions based on the fair value of the assets or services involved. During 1999 the Company acquired software to use in its internal purchasing system as part of its overall ERP project in exchange for certain Company software products that the acquiring company used internally. The fair value, based on a combination of market comparables, competitive bids and prior sales histories, was $330,000. This value was recorded as property and equipment on the consolidated balance sheets and as software revenue on the consolidated statements of operations.

         INVESTMENTS IN JOINT VENTURES

         During 1999 the Company became one-third owner of GLINK, LLC (GLINK), a joint venture established to develop an electronic marketplace for the grocery industry. The Company accounts for its ownership in GLINK using the equity method of accounting, which requires the Company to record its share of income and losses of GLINK to the consolidated statements of operations under "Equity in losses of joint ventures" in the period they occur. The Company also applied the equity method of accounting for its holdings in other immaterial joint ventures in 1997 that have since been dissolved.

         INTANGIBLE ASSETS

         Purchased Technology, Goodwill and Other Intangible Assets

         Purchased technology, goodwill and other intangible assets are amortized on a straight-line basis over the expected periods to be benefited, generally five to 10 years. The Company evaluates the recoverability of these intangible assets at each period end using the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, the Company uses the fair value to determine the amount of these intangible assets that should be written off.

         Software Development Costs

         The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development until technological feasibility has been established for the product or enhancement. Thereafter, all software production costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. Software development costs are amortized on a product-by-product basis at the greater of the amounts computed using (a) the ratio of current gross revenues for a product or enhancement to the total current and anticipated future gross revenues for that product or enhancement, or (b) the straight-line method over the remaining estimated economic life of the product or enhancement, not to exceed five years. The Company evaluates the net realizable value of its software development costs at each period end using undiscounted estimated future net operating cash flows expected to be derived from the respective software product or enhancement. If such evaluation indicates that the unamortized software development costs exceed the net realizable value, such amount is written off.

         INCOME TAXES

         The Company accounts for income taxes using the asset and liability method of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109 deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform with the 1999 presentation.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company uses financial instruments in the normal course of its business. The carrying values of cash equivalents, short-term investments, accounts and royalties receivable, accounts payable, accrued expenses and deferred revenues approximate fair value due to the short-term maturities of these assets and liabilities.

         FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of the Company's international operations are translated into U.S. dollars at current exchange rates while the related statements of operations are translated at average exchange rates during each quarterly reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are recorded as cumulative foreign currency translation adjustments and reported in the consolidated statements of comprehensive income (loss).

         STOCK COMPENSATION PLANS

         The Company applies the intrinsic-value-based method of accounting for its nonvariable stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and related interpretations. As such, compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

2.       ACQUISITIONS AND INVESTMENTS

         1999 INVESTMENT

         GLINK

          The Company became one-third owner of GLINK, a joint venture established to develop an electronic marketplace for the grocery industry. The Company made an initial $300,000 cash investment, which was recorded in "Other assets" on the consolidated balance sheets (see note 13) .

         1998 ACQUISITIONS

         EDI Works! LLC (EDI Works!)

         Effective March 31, 1998 the Company acquired EDI Works!, a Texas limited liability company, for 194,497 shares of the Company's common stock in a transaction accounted for using the pooling-of-interests method of accounting. The EDI Works! business combination is not material, and therefore has been accounted for as an immaterial pooling, with the accumulated earnings of EDI Works! of $129,000 being added directly to the Company's accumulated deficit on the date of acquisition. The results of operations of EDI Works! are included in the Company's consolidated statements of operations for the year ended December 31, 1998. In connection with the EDI Works! acquisition the Company recorded a charge of $805,000 for acquisition-related expenses, asset write-downs and integration costs (see note 10).

         MACTEC, Inc. (MACTEC)

         Effective July 9, 1998 the Company acquired substantially all of the assets of the Materials Management Division of MACTEC, located in Tulsa, Oklahoma, for approximately $3.5 million in cash. The Company recorded the acquisition using the purchase method of accounting, with approximately $3.5 million recorded to goodwill in 1998 and an additional $128,000 recorded to goodwill in 1999. The goodwill will be amortized ratably over 10 years.

         1997 ACQUISITIONS

         SupplyTech, Inc. (STI)

         On January 3, 1997 the Company acquired STI for 3,600,000 unregistered shares of the Company's common stock in a transaction accounted for using the pooling-of-interests method of accounting. Effective January 3, 1997 the results of operations of the Company and STI were retroactively combined. In connection with the STI acquisition, the Company incurred a charge of $12.4 million for acquisition-related expenses, asset write-downs and integration costs incurred (including a $3.2 million charge for the vesting of a contingent option which became exercisable upon the closing of the merger) (see note 10). The Company recorded a net deferred income tax asset during the first quarter of 1997 of $1.8 million relating to the STI acquisition and provided a valuation allowance against such net deferred income tax asset to reduce it to zero.

         Premenos Technology Corp. (Premenos)

         On December 19, 1997 the Company acquired Premenos, a Delaware corporation based in Concord, California. In connection with the transaction, which was accounted for using the pooling-of-interests method of accounting, the Company issued 8,037,982 shares of its common stock in exchange for all of the shares of Premenos common stock. All Premenos options and warrants were converted into the Company's options and warrants in accordance with the conversion ratio. In connection with the Premenos acquisition, the Company incurred charges for acquisition-related expenses, asset write downs and integration costs of $13.7 million in 1998 and $15.3 million in 1997 (see note
10).

         The financial position and results of operations of the Company have been restated for all periods presented to give retroactive effect to the Premenos acquisition. Total revenues and net income (loss) for the Company and Premenos as previously reported are as follows (in thousands):



                                                              1997
                                                          -----------
                    Total revenues:
                    Harbinger Corporation..........       $   77,414
                    Premenos.......................           40,807
                                                          -----------
                                                          $  118,221
                                                          ===========


                    Net income (loss):
                    Harbinger Corporation..........       $ (42,832)
                    Premenos.......................            3,785
                                                          -----------
                                                          $ (39,047)
                                                          ===========


         On September 30, 1998 the Company discontinued its TrustedLink Procurement business (TLP) and on December 31, 1997 the Company discontinued its TrustedLink Banker division (Banker). The revenues of Harbinger Corporation reported above have been restated accordingly (see note 11).

         Harbinger Net Services (HNS)

         On January 1, 1997 the Company exercised its rights as majority shareholder of HNS to appoint a majority of the members of the HNS Board of Managers. As a result, effective January 1, 1997 the Company began accounting for its investment in HNS by consolidating the balance sheets and statements of operations of HNS with those of the Company. Prior to the January 1, 1997 acquisition date the Company accounted for its investment in HNS using the equity method of accounting.

         Also on January 1, 1997 the Company entered into a debenture purchase agreement with the holder of the debenture whereby the Company acquired the debenture in exchange for $1.5 million in cash and 363,432 shares of the Company's common stock valued at $4.2 million. The Company recorded an extraordinary loss on debt extinguishment of $2.4 million in the first quarter of 1997 related to this transaction.

         Immediately after this transaction the Company acquired the remaining minority interest in HNS, consisting of 585,335 shares of HNS common stock and stock options to acquire 564,727 shares of HNS common stock at exercise prices ranging from $0.70 per share to $1.65 per share, by exchanging cash of $1.6 million and stock options to acquire 532,975 shares of the Company's common stock at exercise prices ranging from $10.14 per share to $11.02 per share which were valued at $2.2 million. Including transaction and other costs of $350,000, the Company paid $4.1 million for the acquisition of the HNS minority interest which was accounted for using the purchase method of accounting, with $2.7 million of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on January 1, 1997, and $1.4 million allocated to goodwill and purchased technology. The Company also incurred acquisition-related expenses and asset write-downs related to this acquisition of $2.0 million in 1997 (see note 10). The Company recorded a net deferred income tax asset of approximately $840,000 as a result of this acquisition and provided a valuation allowance against such net deferred income tax asset to reduce it to zero.

         Smart Solutions for Electronic Commerce, Inc. (Smart Solutions)

         Effective May 1, 1997 the Company acquired all of the common stock of Smart Solutions, a Michigan corporation based in Traverse City, Michigan, for $677,000, consisting of 29,635 unregistered shares of the Company's common stock valued at $454,000 and the assumption of $223,000 in liabilities. The Company recorded the acquisition using the purchase method of accounting with $100,000 of the purchase price allocated to purchased technology, $71,000 allocated to tangible assets and $506,000 allocated to goodwill.

         Acquion, Inc. (Acquion)

         Effective August 22, 1997 the Company acquired all of the common stock of Acquion, a California corporation based in Greenville, South Carolina, for approximately $13.6 million, consisting of $12.0 million in cash and the assumption of approximately $1.6 million in liabilities including transaction costs. The Company recorded the acquisition using the purchase method of accounting with $10.9 million of the purchase price allocated to in-process product development and charged to the consolidated statement of operations in 1997, $641,000 allocated to purchased technology and $2.0 million allocated to goodwill. The Company also incurred acquisition-related expenses and asset write downs of $2.5 million during 1997 related to this acquisition (see note 10). The Company recorded a net deferred income tax asset of approximately $4.1 million as a result of this acquisition and provided a valuation allowance against such net deferred income tax asset to reduce it to zero. TLP, a separate business within Acquion, was discontinued by the Company on September 30, 1998 (see note
11).

         Atlas Products International, Limited (Atlas)

         Effective October 23, 1997 the Company acquired Atlas, a company organized under the laws of England, based in Manchester, United Kingdom, for 467,098 unregistered shares of the Company's common stock in a transaction accounted for using the pooling-of-interests method of accounting. In connection with the acquisition the Company recorded charges for acquisition-related expenses, asset write downs and integration costs incurred of $1.4 million in 1998 and $2.0 million in 1997, respectively (see note 10). The Atlas business combination was not material, and therefore was accounted for as an immaterial pooling, with Atlas' accumulated deficit of $296,000 being credited directly to the Company's accumulated deficit on the date of acquisition.

PRO FORMA FINANCIAL INFORMATION

         The results of operations of the acquired companies have been included in the Company's consolidated statements of operations beginning on the following dates: EDI Works!: March 31, 1998; MACTEC: July 9, 1998; HNS: January 1, 1997; Smart Solutions: May 1, 1997; Acquion: August 22, 1997; and Atlas:
October 1, 1997.

         Unaudited pro forma results of operations of the Company for 1998 would not be materially different as a result of the 1998 acquisitions of EDI Works! and MACTEC and are therefore not presented for 1998.


3.       PURCHASED TECHNOLOGY AND DISTRIBUTION AGREEMENTS

         System Software Associates, Inc. (SSA)

         On May 26, 1999 the Company executed an agreement (the Agreement) with SSA terminating its distributor arrangement that had existed since 1995. Under the Agreement, SSA paid the Company a total of approximately $2.0 million in settlement of certain royalty receivables, maintenance services provided to SSA's customers by the Company from 1995 through 1999 and an additional license of source code provided to SSA. The settlement proceeds were allocated pro-rata to the three components of the Agreement based on their relative fair values. The following credits were recorded to the Company's accompanying consolidated statement of operations in 1999: $1.0 million to general and administrative costs for collection of accounts that had been reserved for in 1998, $628,000 to direct costs of services for reimbursement of maintenance costs, and $420,000 to software revenue for license of source code.

         At December 31, 1998 the Company had a net provision of $3.6 million in its allowance for doubtful accounts related to royalty receivables due from SSA.

         On July 21, 1995 the Company entered into a distribution agreement and purchased certain software products from SSA in exchange for the issuance of 1,237,500 shares of the Company's common stock valued at $4.7 million at the date of issuance and the issuance of 4,000,000 shares of the Company's zero coupon redeemable preferred stock (see note 8). The Company allocated the consideration associated with these transactions of $4.8 million (including transaction costs of $122,000) as follows: $2.3 million to purchased technology and $2.5 million to the distribution agreement based upon the estimated fair values of the purchased technology and distribution agreement at the date of the exchange. During 1997 the purchased technology was written down due to the acquisition of other replacement technology that was licensed to SSA. In

1998 the intangible asset associated with the distribution agreement was written off based upon estimated future net cash flows from the arrangement (see note
10).

         General Electric Information Services, Inc. (GEIS)

         On September 30, 1999 the Company entered into an agreement with GEIS that terminated all prior existing arrangements between the Company and GEIS relating to GEIS' distribution and support of a certain product. As part of the 1999 agreement GEIS paid the Company $665,000 for the license of certain object and source codes.

         On December 31, 1995 the Company entered into an alliance agreement with GEIS and an agreement to purchase certain software products from GEIS. The total purchase price was $2.5 million, consisting of $300,000 in cash and the assumption of a note payable to GEIS in the amount of $2.2 million. The Company recorded the purchase of the technology and the alliance agreement based upon fair value with $1.2 million of the purchase price allocated to in-process product development and charged to the consolidated statement of operations in 1995, $375,000 allocated to purchased technology, $950,000 allocated to the alliance agreement, and $15,000 allocated to tangible assets. During 1997 the purchased technology was written down due to the acquisition of other replacement technology that was licensed to GEIS and the distribution agreement was written down based upon future expectations of net cash flows from the arrangement (see note 10).

         Certain terms of the alliance agreement include the referral of customers to the Company by GEIS, the performance of certain software maintenance services by GEIS and a $1.2 million guaranteed payment by GEIS to the Company for the two-year period ended December 31, 1997, relating to software maintenance revenues to be paid by GEIS to the Company. GEIS' subsequent sales to end-users exceeded the $1.2 million guaranteed payment each year.

         Distribution Agreement

         On February 5, 2000 the Company entered into an agreement with an existing distributor whereby the distributor agreed to pay $1.2 million to the Company for royalties owed from prior agreements dating back to 1992. This amount was recorded as software revenues in the fourth quarter of 1999 in the accompanying consolidated statements of operations.


4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 1999 and 1998 (in thousands):

                                                  1999           1998
                                                --------       --------
         Computer and communications
              equipment ..................      $ 45,648       $ 34,632
         Furniture, fixtures and leasehold
              Improvements ...............        10,900        10, 210
         Other ...........................            83            438

                                                --------       --------
         Less accumulated depreciation and        56,631         45,280
              amortization ...............       (30,292)       (22,130)
                                                --------       --------
                                                $ 26,339       $ 23,150
                                                ========       ========

5.       INTANGIBLE ASSETS

         Intangible assets consisted of the following at December 31, 1999 and 1998 (in thousands):

                                                             1999           1998
                                                           --------       --------
         Purchased technology (note 10) .............      $  1,296       $  1,521

         Goodwill, GEIS alliance and SSA distribution
             agreements (notes 3 and 10) ............        12,130          8,222
         Software development costs (note 10) .......         9,041         17,250
                                                           --------       --------
                                                             26,768         22,692

         Less accumulated amortization ..............        (9,905)        (5,889)
                                                           --------       --------
                                                           $ 16,863       $ 16,803
                                                           ========       ========

6        ACCRUED EXPENSES

         Accrued expenses consisted of the following at December 31, 1999 and 1998 (in thousands):

                                                     1999          1998
                                                   -------      -------
         Accrued salaries, wages and benefits      $ 5,816      $ 9,522
         State income, property, sales and
              other taxes ...................        1,168        3,870
         Accrued severance, lease
              exit costs and other (note 10)         2,750        6,129
         Accrued discontinued operations
              costs (note 11) ...............        3,336        6,518
         Accrued integration costs
              incurred (note 10) ............          169        1,358
         Other accrued expenses .............        2,756        4,174
                                                   -------      -------
                                                   $15,995      $31,571
                                                   =======      =======


7.       INCOME TAXES

         Income (loss) from continuing operations before income taxes for the years ended December 31, 1999, 1998 and 1997 consisted of the following (in thousands):

                                   1999           1998           1997
                                 --------       --------       --------

       U.S. operations ......    $ 13,708       $ (5,835)      $(21,063)
       Foreign operations ...       2,309         (1,987)         1,961
                                 --------       --------       --------
                                 $ 16,017       $ (7,822)      $(19,102)
                                 ========       ========       ========

         Income tax expense from continuing operations for the years ended December 31, 1999, 1998 and 1997 is summarized as follows (in thousands):

                                       1999         1998          1997
                                     -------      -------       -------
         Current:
            Federal ...........      $  --        $   442       $   581
            Foreign ...........          495         (124)        1,187
            State .............          318          387           215
                                     -------      -------       -------
              Total current ...          813          705         1,983
                                     -------      -------       -------
         Deferred:
            Federal ...........         --           --             981
            State .............         --           --             129
                                     -------      -------       -------
              Total deferred ..         --           --           1,110
                                     -------      -------       -------
                                     $   813      $   705       $ 3,093
                                     =======      =======       =======

         The Company's income taxes currently payable for federal and state purposes have been reduced by the tax benefit derived from stock option transactions. The benefit, which totaled $498,000 for the year ended December 31, 1997, has been credited directly to stockholders' equity.

         There is no income tax expense or benefit for discontinued operations of TLP (from operations) in 1999 and 1998. There was no income tax expense for discontinued operations of Banker (from operations) in 1997. There was no income tax expense or benefit relating to loss on disposal of TLP or Banker or extraordinary loss on debt extinguishment.

         Income tax expense differs from the amounts computed by applying the federal statutory income tax rate of 34% to income (loss) from continuing operations before income taxes as a result of the following (in thousands):

                                                                          1999           1998           1997
                                                                        --------       --------       --------
         Computed "expected" income tax expense (benefit) ........      $  5,445       $ (2,660)      $ (6,495)
         Increase (decrease) in income tax expense (benefit)
           resulting from:
            State income taxes, net of federal income tax
               benefit ...........................................           210            255            227
            Tax-exempt income ....................................           (13)          (168)          (157)
            Change in tax status of STI ..........................          --             --           (1,798)
            Nondeductible charge for purchased in-process
               product development and other costs ...............          --              488          1,431
            Increase (decrease) in the valuation allowance for
               deferred tax assets allocated to income tax expense        (5,092)         2,759         10,003
            Other ................................................           263             31           (118)
                                                                        --------       --------       --------
                                                                        $    813       $    705       $  3,093
                                                                        ========       ========       ========

         The significant components of deferred income tax expense (benefit) from continuing operations for the years ended December 31, 1999, 1998 and 1997 are summarized as follows (in thousands):

                                                                   1999           1998           1997
                                                                 --------       --------       --------
         Deferred income tax expense (benefit) ............      $  5,092       $ (2,759)      $(12,399)

         Increase (decrease) in the valuation allowance for
                    deferred income tax assets ............        (5,092)         2,759         13,509
                                                                 --------       --------       --------
                                                                 $   --         $   --         $  1,110
                                                                 ========       ========       ========

         The income tax effects of the temporary differences that give rise to the Company's deferred income tax assets and liabilities as of December 31, 1999 and 1998 were as follows (in thousands):

                                                                     1999           1998
                                                                   --------       --------
         Deferred income tax assets:
            Net operating loss carryforwards ................      $ 12,655       $  4,269
            Intangible assets ...............................         1,588          7,446
            Accrued expenses ................................         5,807         13,992
            Discontinued operations .........................         1,301          1,762
            Research tax credit .............................         1,561          2,082
            Other ...........................................           132            790
                                                                   --------       --------
               Gross deferred income tax assets .............        23,044         30,341
         Valuation allowance ................................       (18,624)       (23,716)
                                                                   --------       --------
         Deferred income tax assets, net of the valuation
           allowance ........................................         4,420          6,625
         Deferred income tax liabilities - principally due to
           software development costs .......................        (1,619)        (3,824)
                                                                   --------       --------
               Net deferred income tax assets ...............         2,801          2,801
         Less current deferred income tax assets ............         2,103          2,103
                                                                   --------       --------
         Noncurrent deferred income tax assets ..............      $    698       $    698
                                                                   ========       ========

         During 1999 the net decrease in the valuation allowance was $5.1 million. During 1998 the net increase in the valuation allowance was $2.8 million. A valuation allowance is established to reduce the deferred income tax assets to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss and tax credit carryforwards depends on having sufficient taxable income within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include:
(a) taxable income in the current year or prior years that is available through carryback, (b) future taxable income that will result from the reversal of existing taxable temporary differences, and (c) future taxable income generated by future operations. The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits as reassessment indicates that it is more likely than not that the benefits will be realized.

         The Company acquired net operating losses and research tax credit carryforwards in the 1997 Premenos acquisition (see note 2) of approximately $1.3 million and $1.7 million, respectively. The utilization of these net operating loss and research tax credit carryforwards is restricted, based on the ability of Premenos as a separate company to generate taxable income.

         At December 31, 1999 the Company had domestic and foreign net operating loss carryforwards and research tax credit carryforwards of approximately $48.0 million, $11.8 million and $1.5 million, respectively. The domestic net operating loss carryforwards expire at various dates through 2021 unless utilized. The foreign net operating loss carryforwards do not expire and the research tax credit carryforwards expire beginning in 2007 through 2012. The Company's domestic net operating loss carryforwards at December 31, 1999 include $30.5 million in income tax deductions related to stock options excluded from the table of deferred income tax assets above, which will be reflected as a credit to additional paid-in capital when realized.

8.       REDEEMABLE PREFERRED STOCK

         In 1995 the Company issued 4,000,000 shares of zero coupon redeemable preferred stock to SSA. The zero coupon redeemable preferred stock issued had no voting or dividend rights, vested at a rate of 1,000,000 shares per year only if SSA attained certain royalty targets for the years 1997 through 2000, and contained mandatory redemption provisions of $0.67 per share payable in cash or the Company's common stock, at the option of the holder, 30 days after the end of each year. The royalty targets for 1998 and 1997 were not met and 2,000,000 of the shares of the zero coupon redeemable preferred stock were forfeited by December 31, 1998. The remaining 2,000,000 shares were terminated in 1999 per the terms of an agreement executed between the Company and SSA on May 26, 1999 that dissolved the distributor relationship (see note 3).

9.   SHAREHOLDERS' EQUITY

         PREFERRED STOCK

         The Board of Directors is authorized, subject to certain limitations prescribed by law, without further shareholder approval, to issue from time to time up to an aggregate of 20,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions on the shares of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series. As of December 31, 1999 there were no shares of redeemable preferred stock issued and outstanding.

         COMMON STOCK

         On April 24, 1998 the Board of Directors declared a three-for-two stock split in the form of a stock dividend on the Company's common stock paid on May 15, 1998 to shareholders of record on May 1, 1998. All share, per share and shareholders' equity amounts included in the Company's consolidated financial statements have been restated to reflect the split for all periods presented.

         WARRANTS

         The Company issued warrants in December 1997 related to the acquisition of Premenos. The warrants enable the holders to acquire 26,199 shares of the Company's common stock at $5.63 per share, representing the exchange ratio agreed to in the merger agreement. As of December 31, 1999, 25,913 warrants were exercised and 286 warrants were cancelled, leaving no warrants outstanding.

         The Company issued warrants in April 1996 related to the acquisition of NTEX and INOVIS. The warrants enable the holders to acquire 73,125 shares of the Company's common stock at a range of $7.55 to $7.61 per share, representing the fair value of the common stock at the date of issuance. There were 20,000 warrants outstanding as of December 31, 1999, all at an exercise price of $7.61.

         STOCK COMPENSATION PLANS

         As of December 31, 1999 the Company had five stock-based compensation plans, of which four were related to stock options and one was related to stock purchases, more fully described below.

         Stock Options

         The Company's 1989 Stock Option Plan (the 1989 Plan) and 1996 Stock Option Plan (the 1996 Plan), together combined (the Plans), provide for the grant of options to officers, directors, consultants and key employees. The 1996 Plan was amended in 1998 to add 1,050,000 options available for grant. The maximum number of shares of stock that may be issued under the 1996 Plan may not exceed the sum of 8,737,500 plus an amount equal to the number of all shares that are either not subject to options granted under the 1989 Plan or were subject to options granted thereunder that expire without exercise to officers, directors, consultants and key employees. There were 1,044,628 options available for grant at December 31, 1999. Options granted under the terms of the 1996 Plan generally vest ratably over four years and are granted with an exercise price no less than the fair market value of the common stock on the grant date. Options granted prior to July 1994 vested ratably over three years and options granted since July 1994 vest ratably over four years. All options granted expire seven years from the date of grant. At December 31, 1999 there were options outstanding to purchase 6,373,845 shares of the Company's common stock, of which options to purchase 2,358,682 shares were exercisable. In 1998 the Board of Directors authorized a repricing of certain unexercised employee stock options held by employees other than certain senior executive officers. The number of shares repriced to $6.91 was approximately 2.6 million. The four-year vesting period for all repriced shares began in October 1998.

         In 1993 the Board of Directors authorized the creation of a stock option plan for nonemployee members of the Company's Board of Directors (the Nonemployee Directors Plan). The Nonemployee Directors Plan was amended in 1998 to add 187,500 options, for a total of 525,000 shares of common stock reserved for issuance under the Nonemployee Directors Plan at an option price no less than the fair market value of the common stock on the option grant date. Options expire seven years from the date of grant. The options granted under the Nonemployee Directors Plan vest ratably in the year of grant based on attendance at regularly scheduled board meetings. Options which have not vested in the year of grant expire and become available for grant under the Nonemployee Directors Plan. At December 31, 1999 there were options outstanding and exercisable to purchase 372,749 shares of the Company's common stock and 57,939 options available to grant.

         In addition to outstanding options granted under the Plans and Nonemployee Directors Plan, the Company has granted options to acquire 157,500 shares of common stock to certain existing and former nonemployee directors for past services. As of December 31, 1999, all of these options had been exercised.

         At December 31, 1999 the Company had five stock-based compensation plans which are described herein. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its nonvariable stock option plans and its stock purchase plan. Had compensation cost for the Company's five stock-based compensation plans been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                   1999          1998              1997
                                               ----------     -----------       ----------
         Net income (loss):
                As reported .............      $   16,560     $   (14,712)      $  (39,047)

                Pro forma ...............      $      287     $   (28,254)      $  (48,221)

         Diluted income (loss) per share:
                As reported .............      $     0.41     $     (0.35)      $    (1.02)

                Pro forma ...............      $     0.01     $     (0.68)      $    (1.26)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
1999: dividend yield of 0.5%, expected volatility of 92.9%, risk-free interest rate of 6.17% and expected lives of five years for all the Plan options; 1998: dividend yield of 0.5%, expected volatility of 82.6%, risk-free interest rate of 5.3% and expected lives of five years for all of the Plan options; 1997: dividend yield of 0.5%, expected volatility of 67.3%, risk-free interest rate of 5.7% and expected lives of five years for all of the Plan options.

         A summary of the Company's stock option plans as of and for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                           1999                  1998                      1997
                                                 --------------------    -----------------------    -----------------------
                                                             Weighted                   Weighted                   Weighted
                                                             Average                    Average                    Average
                                                Shares       Exercise     Shares        Exercise     Shares        Exercise
                Nonvariable Options             (000s)        Price       (000s)         Price       (000s)         Price
         --------------------------------      -------      ---------    -------       ---------     ------       ---------
         Outstanding at beginning of year       7,290       $    8.90      7,267       $   10.73      4,567       $    7.51
         Granted ........................       2,029       $    9.98      5,185       $   12.55      4,497       $   13.99
         Exercised ......................        (992)      $    5.95     (1,118)      $    8.79       (858)      $    3.61
         Forfeited/canceled .............      (1,049)      $    8.87     (4,044)      $   16.70       (939)      $   17.19
                                               ------                     ------                       ----
         Outstanding at end of year .....       7,278       $    9.57      7,290       $    8.90      7,267       $   10.73
                                               ======                     ======                     ======

         Options exercisable at end of
         year ...........................       2,731       $    9.30      2,070       $    7.88      1,875       $    6.01
         Weighted average fair value of
             options granted during the
         year ...........................      $10.15                     $ 6.72                      $6.03


         The following table summarizes information about nonvariable stock options outstanding at December 31, 1999:

                                                 Options Outstanding               Options Exercisable
                                     ----------------------------------------   ---------------------------
                                                       Weighted
                                                        Average      Weighted                     Weighted
                                                       Remaining     Average                      Average
                Range of               Number         Contractual    Exercise     Number          Exercise
            Exercise Prices          Outstanding     Life (Years)     Price     Exercisable         Price
         ----------------------      -----------     -------------   --------    -----------      ---------
         $  0.01   -    $  2.83          522,144         1.71           2.65       510,894          2.64
         $  2.84   -    $  6.89          519,293         5.31           5.95       113,751          4.19
         $  6.91   -    $  6.91        1,909,981         5.81           6.91       349,717          6.91
         $  7.61   -    $  7.78          883,266         3.95           7.75       498,015          7.77
         $  8.71   -    $ 10.50        1,410,194         6.39          10.21       171,953         10.18
         $ 10.67   -    $ 13.50        1,053,433         4.95          11.48       636,390         11.37
         $ 13.61   -    $ 35.00          979,889         5.55          19.03       450,712         18.41
                                       ---------                                 ---------
         $  0.01   -    $ 35.00        7,278,200         5.21           9.57     2,731,432          9.30
                                       =========                                 =========


         Employee Stock Purchase Plan

         The Company offers employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined, pursuant to the Employee Stock Purchase Plan (the Purchase Plan). Under the Purchase Plan, full-time employees, except persons owning 5% or more of the Company's common stock, are eligible to participate after six months of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan up to a maximum of $15,000 per year. A maximum of 487,500 shares of common stock are reserved for issuance under the Purchase Plan. During the years ended December 31, 1999, 1998 and 1997 shares issued under the Purchase Plan were 96,000, 89,247 and 160,813, respectively. A portion of the shares issued in 1997 disclosed above was authorized under existing purchase plans of acquired companies and is excluded from the calculation of shares available to issue under the Purchase Plan.

         Under SFAS No. 123, compensation cost is disclosed for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1999: dividend yield of 0.5%, expected volatility of 92.9% and risk-free interest rate of 6.17%; 1998: dividend yield of 0.5%, expected volatility of 82.6%, and risk-free interest rate of 5.3%; and for 1997: dividend yield of 0.5%, expected volatility of 67.3% and risk-free interest rate of 5.7%. The expected life of the employees' purchase rights was three months for all years. The weighted average fair value of those purchase rights granted in 1999, 1998 and 1997 was $10.32, $7.11 and $5.95, respectively. The impact of the Purchase Plan on the Company's pro forma net income (loss) and income (loss) per share presentation required per SFAS No. 123 has been included in Stock Options above.


10 CHARGE FOR PURCHASED IN-PROCESS PRODUCT DEVELOPMENT, WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS, RESTRUCTURING, ACQUISITION-RELATED AND OTHER CHARGES

         In connection with acquisitions and restructurings in 1998 and 1997, the Company incurred charges for purchased in-process product development, write-off of software development costs, restructuring, acquisition-related and other charges (Charges). A summary of the components, as adjusted for discontinued TLP, are as follows (in thousands):


                                               1998         1997
                                             -------      -------
         In-process product development       $  --       $ 2,853
         Integration costs ............       13,154       14,319
         Transaction charges ..........          638        9,515
         Lease termination ............        2,335         --
         Intangible asset write-downs .        3,963        8,431
         Asset write-downs ............          396        1,599
         Severance costs ..............        4,281        3,838
         Other costs to exit activities        2,260         --
                                             -------      -------
                                             $27,027      $40,555
                                             =======      =======


         Integration costs associated with business combinations include costs incurred for cross training, planning, product integration and marketing. For 1998 and 1997 approximately $4.1 million and $7.8 million of integration costs, respectively, resulted from the redirection of internal resources and their associated costs (Integration Activity Costs) to manage integration activities. At December 31, 1999 the accrued liabilities related to the Charges were approximately $3.0 million, compared to $7.5 million at December 31, 1998 (see note 6). The reduction to accrued liabilities in 1999 was all due to cash payments made. The liabilities at December 31, 1999 consist primarily of reserves for lease terminations, severance costs and legal fees. The remaining liabilities involve management estimates and the actual results could vary from these estimates.

         Charges for in-process product development are recorded as a result of acquiring research and development efforts through business combinations that, at the date of acquisition, have not yet generated commercializable products and have no alternative future use. The valuations for such purchased in-process product developments are made with the assistance of third-party experts based on fair value. Intangible asset write downs consist primarily of capitalized software and goodwill that have become impaired as a result of product phase-outs.

11.  DISCONTINUED OPERATIONS

         The Company discontinued TLP on September 30, 1998 and established a $6.4 million reserve for the estimated loss on disposal of TLP, including $2.9 million for anticipated operating losses during the phase-out period. In the second quarter of 1999 the Company sold the intangible assets and certain property and equipment of TLP for $1.3 million, comprised of cash of $500,000 and a note receivable of $800,000. The resulting loss on disposal of TLP was $2.0 million. Repayment on the note will occur at the earlier of the buyer achieving certain sales targets or December 31, 2000.

         At December 31, 1999, the remaining balance in the loss reserve was $3.3 million, available for certain remaining contingencies associated with the disposal of TLP. Such contingencies primarily relate to lease termination costs, customer transition issues and collection risks associated with notes and accounts receivable. Management presently does not have an estimate on when these final contingencies will settle.

         The operating loss during the phase-out period from the measurement date of September 30, 1998 to December 31, 1999 was $1.2 million.

         The results of operations for TLP for 1998 and 1997 are reported in the accompanying reclassified statements of operations under "Loss from operations of TrustedLink Procurement business and TrustedLink Banker division". Revenues from TLP for the years ended December 31, 1998 and 1997 were $2.9 million and $2.5 million, respectively. No income tax benefit was recognized in 1998 or 1997 due to the Company's net operating loss carryforwards.

         The assets and liabilities of TLP are included in the Company's consolidated balance sheets as of December 31, 1999 and 1998 and are summarized as follows (in thousands):

                                            1999         1998
                                          -------       -------
         Accounts receivable .......      $   457       $   454
         Other current assets ......           62           106
         Property and equipment, net         --             766
         Intangible assets, net ....         --           2,454
         Deferred revenues..........         --            --
         Other current liabilities .          (67)         (281)
                                          -------       -------
                                          $   452       $ 3,454
                                          =======       =======


         In the fourth quarter of 1997 the Board of Directors approved the discontinuance of Banker. Revenues from Banker were $4.0 million for the year ended December 31, 1997. The results of operations for Banker for all years presented are reported in the accompanying reclassified statements of operations under "Loss from operations of TrustedLink Procurement business and TrustedLink Banker division". In the fourth quarter of 1997 the Company established a $4.0 million reserve for the estimated loss on disposal of Banker, including $2.3 million for anticipated operating losses during the phase-out period. No income tax expense or benefit was recognized in 1997 due to the Company's net operating loss carryforwards. As of December 31, 1998 the disposal of Banker was substantially completed and $2.0 million in estimated losses not incurred was recorded as a reduction to "Loss on disposal of TrustedLink Banker" on the statement of operations. During 1999 the remaining contingencies associated with Banker were settled and $1.4 million in estimated losses not incurred was recorded as a reduction to "Loss on disposal of TrustedLink Banker" in 1999. The operating loss of Banker during 1998 was $280,000. The assets and liabilities of Banker included in the Company's consolidated balance sheets were immaterial at December 31, 1999 and 1998.

         A reconciliation of the amounts appearing on the consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                                     1999           1998           1997
                                                                   --------       --------       --------
         Loss from operations of:
              TLP .............................................    $   --         $ (1,793)      $(10,311)
              Banker ..........................................        --             --             (122)
                                                                   --------       --------       --------
                                                                   $   --         $ (1,793)      $(10,433)
                                                                   ========       ========       ========

         Income (loss) on disposal, including provisions for
            operating losses during phase-out periods, for:
              TLP .............................................    $   --         $ (6,392)      $   --
              Banker ..........................................       1,356          2,000         (4,000)
                                                                   --------       --------       --------
                                                                   $  1,356       $ (4,392)      $ (4,000)
                                                                   ========       ========       ========

12.      EARNINGS (LOSS) PER SHARE

         The following sets forth the computations of basic and diluted earnings
(loss) per share for the years ended December 31, 1999, 1998 and 1997 (in thousands except per share data):

                                                                            1999           1998             1997
                                                                        ----------      ----------       -----------
         Basic earnings per share:
              Income (loss) from continuing operations ...........      $     0.39      $    (0.20)      $    (0.58)
              Loss from discontinued operations ..................            --             (0.04)           (0.27)
              Income (loss) on disposal of discontinued operations            0.04           (0.11)           (0.11)
              Extraordinary loss on debt extinguishment ..........            --              --              (0.06)
                                                                        ----------      ----------       ----------
                  Net earnings (loss) per share ..................      $     0.43      $    (0.35)      $    (1.02)
                                                                        ==========      ==========       ==========

         Weighted average number of shares outstanding: ..........          38,938          41,557           38,162
                                                                        ==========      ==========       ==========

         Earnings per share assuming dilution:
              Income (loss) from continuing operations ...........      $     0.38      $    (0.20)      $    (0.58)
              Loss from discontinued operations ..................            --             (0.04)           (0.27)
              Income (loss) on disposal of discontinued operations            0.03           (0.11)           (0.11)
              Extraordinary loss on debt extinguishment ..........            --              --              (0.06)
                                                                        ----------      ----------       ----------
                  Net earnings (loss) per share ..................      $     0.41      $    (0.35)      $    (1.02)
                                                                        ==========      ==========       ==========


         Weighted average number of shares outstanding: ..........          38,938          41,577           38,162

         Effect of potentially dilutive stock options ............           1,801            --               --
                                                                        ----------      ----------       ----------

         Weighted average number of shares
              outstanding assuming dilution ......................          40,739          41,557           38,162
                                                                        ==========      ==========       ==========

     Options to purchase l.6 million shares of common stock outstanding during 1999 were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

     Options to purchase 4.4 million and 3.0 million shares of common stock outstanding during 1998 and 1997, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect as a result of the Company's loss from continuing operations in those years.

13.  OTHER RELATED PARTY TRANSACTIONS

         During 1999 the Company became one-third owner of GLINK, which licensed certain Company software for $250,000 and contracted for $252,000 in professional services for which the Company received a 12-month note receivable that matures on September 30, 2000. One-third of the aforementioned revenues were eliminated in consolidation. Additionally, the Company provided $80,000 in consulting services to GLINK in 1999 that was recorded as work-in-process and deferred revenue on the accompanying consolidated balance sheets because payment terms by GLINK had not been finalized (see note 2).

         The Company received notes receivable during the first quarter of 1999 totaling $605,000 from five employees who were former shareholders of EDI Works!. The terms of the full-recourse notes are 18 months with an annual interest rate of 8.75%. Interest accrues on a monthly basis with principal and interest due at the end of the term of the notes. At December 31, 1999 four of the notes, including interest, were paid in full to the Company resulting in a remaining balance of principal and interest of $135,000.

         The Company received $40,000, $284,000 and $465,000 in 1999, 1998 and
1997, respectively, in revenue from an affiliated company that is partially owned by an employee of one of the Company's foreign subsidiaries. This same affiliated company also billed the Company $22,000, $189,000 and $63,000 in 1999, 1998 and 1997, respectively, for services.

         The Company has a note receivable of $50,000 from a former executive officer with an annual interest rate of 9%, renewable at the end of each year. At December 31, 1999 this note was fully reserved, as it is anticipated this debt will be forgiven as part of a severance agreement (see note 6).

         Prior to the acquisition of Premenos, one of Premenos' directors was a partner of a law firm that provided various legal services to Premenos. Two other directors of Premenos also provided training and consulting services to the Company from time to time. Amounts incurred for all such services in 1997 were $493,000.

14.      SEGMENT INFORMATION, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

         SEGMENT INFORMATION

         The Company operates in a single industry segment: the establishment and management of e-commerce relationships between businesses. The Company manages its business along geographical lines, thus resulting in three reportable segments: North America, Europe, and Asia Pacific and Latin America. The accounting policies of each segment are the same as those described in the summary of significant accounting policies. Revenues are attributed to a reportable segment based on the location of the customer. Management evaluates the performance of each segment on the basis of operating income, excluding Charges and certain net general and administrative charges. Intersegment royalties are calculated based upon revenues, as defined, derived from the sales of certain software products and services at agreed upon percentages between the segments. The measurement of long-term assets is not a significant factor in management's evaluation of the results of the reportable segments.

         A summary of the Company's reportable segments as of and for the years ended December 31, 1999, 1998 and 1997 is presented below (in thousands):

                                                                    Asia
                                                                  Pacific
                                                                    and
                                       North                       Latin
                                      America        Europe       America        Total
                                      --------      --------      --------      --------
         Revenues:
             1999 ..............      $133,685      $ 22,653      $  4,309      $160,647
             1998 ..............      $115,800      $ 20,285      $  2,950      $139,035
             1997 ..............      $ 98,816      $ 17,676      $  3,272      $119,764

         Intersegment royalties:
             1999 ..............      $  5,133      $   --        $   --        $  5,133
             1998 ..............      $  3,884      $   --        $   --        $  3,884
             1997 ..............      $  1,543      $   --        $   --        $  1,543

         Operating income
            (as defined):
             1999 ..............      $  9,294      $  3,831      $  1,051      $ 14,176
             1998 ..............      $ 18,747      $    754      $    637      $ 20,138
             1997 ..............      $ 16,071      $  1,300      $    479      $ 17,850

                                                                 1999            1998           1997
                                                              ---------       ---------       ---------
         Revenues:
         Total gross revenues for reportable segments ..      $ 160,647       $ 139,035       $ 119,764
         Elimination of intersegment royalties .........         (5,133)         (3,884)         (1,543)
                                                              ---------       ---------       ---------
                         Total consolidated revenues ...      $ 155,514       $ 135,151       $ 118,221
                                                              =========       =========       =========

         Operating income (as defined):

         Total operating income for reportable segments       $  14,176       $  20,138       $  17,850
         Charges for integration and restructuring .....        (27,027)        (40,555)
         Certain net general and administrative costs ..         (1,546)         (5,763)           --
                                                              ---------       ---------       ---------
              Total consolidated operating income (loss)      $  12,630       $ (12,652)      $ (22,705)
                                                              =========       =========       =========

         GEOGRAPHIC INFORMATION

         Revenues attributed to the United States, the Company's country of domicile, are substantially the same as revenues reported for the reportable segment of North America (above) for all years presented. Revenues derived from customers in foreign countries did not exceed 10% in any one country of the Company's consolidated revenues in 1999, 1998 or 1997.

         The Company's long-lived assets, excluding net intangible and deferred tax assets, as of December 31, 1999 and 1998 were as follows (in thousands):


                                                   1999         1998
                                                 -------      -------
         United States ....................      $23,984      $21,203
         Foreign countries ................        2,355        1,947
                                                 -------      -------
                                                 $26,339      $23,150
                                                 =======      =======


         MAJOR CUSTOMERS

         No single customer comprised greater than 10% of the Company's consolidated revenues in 1999, 1998 or 1997.

15.   COMMITMENTS AND CONTINGENCIES

         401(K) PROFIT SHARING PLAN

         During 1998 the Company consolidated its three separate 401(k) savings and retirement plans into one plan (Plan) for all its domestic employees. In general, all domestic employees are eligible to participate in the plan after one month of employment and may contribute up to 15% of their annual salary up to the maximum allowed by the Internal Revenue Code. Under the consolidated plan the Company matches employee contributions at 50% to a maximum of 4% of their annual salary, subject to a $2,200 limit per employee. Prior to consolidating the plans the Company's matching contributions in 1997 varied from a range of discretionary to 50% of employees' contributions. Total Company contributions for its 401(k) plans totaled $776,000, $736,000 and $454,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         CREDIT FACILITY

         During 1998 the Company converted its $10.0 million committed line of credit to an uncommitted credit facility. There are no restrictive covenants or commitment fees associated with the uncommitted facility. No amounts were outstanding at December 31, 1999 and 1998.

         LEASES

         The Company leases office facilities, automobiles, fixtures and equipment under operating leases which extend through 2005. Rent expense under all operating leases was approximately $5.9 million, $5.5 million and $4.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999 the Company is obligated under these agreements to make the following lease payments (in thousands):

        2000...........................................    $  6,127
        2001...........................................       5,332
        2002...........................................       4,056
        2003...........................................       3,675
        2004...........................................       3,626
        Thereafter.....................................       9,727
                                                           --------
              Total minimum lease payments.............    $ 32,543
                                                           ========

         In conjunction with one building lease, the Company was required to provide a standby letter of credit, which was $350,000 at December 31, 1999.

         CONTINGENCIES

         The Company is involved in claims and other legal actions arising out of the ordinary course of business, including discontinued operations and the phase-out of certain non-strategic software products. Additionally, a shareholder class action lawsuit was filed against the Company in September 1999 (see part I, Item 3 of the Company's December 31, 1999 Form 10-K). While the ultimate results and outcomes cannot be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Harbinger Corporation:


We have audited the accompanying consolidated balance sheets of Harbinger Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbinger Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                                           /S/ KPMG LLP

Atlanta, Georgia
February 10, 2000

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.

                                   HARBINGER CORPORATION



                                   By:  /s/ James M. Travers
                                        --------------------------
                                          James M. Travers
                                          President  and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       SIGNATURE                      TITLE                          DATE
       ---------                      -----                          ----


 /s/ James M. Travers           Chief Executive Officer;         March 30, 2000
 ------------------------
 James M. Travers               President; Director


 /s/ David T. Leach             Vice Chairman; Director          March 30, 2000
 ------------------------
 David T. Leach


 /s/ James K. McCormick         Chief Financial Officer;         March 30, 2000
 ----------------------
 James K. McCormick             (Principal Financial Officer;
                                Principal Accounting Officer)

 /s/ William D. Savoy           Director                         March 30, 2000
 ----------------------
 William D. Savoy


 /s/ William B. King            Director                         March 30, 2000
 ----------------------
 William B. King


 /s/ Stuart L. Bell             Director                         March 30, 2000
 ------------------------
 Stuart L. Bell


 /s/ Benn R. Konsynski          Director                         March 30, 2000
 ---------------------
 Benn R. Konsynski


 /s/ Ad Nederlof                Director                         March 30, 2000
 ---------------------
 Ad Nederlof


 /s/ Klaus Neugebauer           Director                         March 30, 2000
 ---------------------
 Klaus Neugebauer


 /s/ David Hildes               Director                         March 30, 2000
 ----------------------
 David Hildes


 /s/ John Lowenbereg            Director                         March 30, 2000
 ---------------------
 John Lowenberg

                                  EXHIBIT LIST



       EXHIBIT
       NUMBER                     DESCRIPTION
     ----------   ----------------------------------------------

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

         4.2      Specimen Stock Certificate (incorporated by reference to
                  Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File 33-93804)).

         4.3 Form of Warrant issued to former INOVIS Shareholders on April 19, 1996 (incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated July 1, 1996).

         10.1 Employment Agreement between the Company and Mr. James M. Travers effective as of January 19, 2000.

         10.2 Employment Agreement between the Company and Mr. C. Tycho Howle effective as of July 1, 1997 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-3 (File No. 33-31191).

         10.3 Employment Agreement between the Company and Dave Bursiek (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1998).

         10.4 Form of Amendment to Employment Agreement of Messrs. Manack, McCormick and Roberts (incorporated by reference to Exhibit
                  10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

         10.5 Form of Indemnification Agreement between the Company and Directors (incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

         10.6 Form of Indemnification Agreement for certain of the Company's Directors and Officers (incorporated by reference to Exhibit
                  10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

         10.7 Amended and Restated 1989 Stock Option Plan effective as of April 15, 1992 (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File 33-93804) declared effective on August 22, 1995).

         10.8 First Amendment to Harbinger Corporation Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit
                  10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

         10.9 Amended and Restated 1993 Stock Option Plan for Nonemployee Directors.

         10.10    Harbinger Corporation 1996 Stock Option Plan.

         10.11 Amended and Restated Harbinger Corporation Employee Stock Purchase Plan.

         10.12 Lease between the Company and 1277 Lenox Park Boulevard, LLC for office located at 1277 Lenox Park Boulevard, Atlanta, Georgia dated October 10, 1997 (incorporated by reference to
                  Exhibit 99c to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).


         10.13 Amendment No. 1 to Lease between the Company and 1277 Lenox Park Blvd., LLC dated June 5, 1997 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

         21.1     List of Subsidiaries of Company.

         23.1     Consent of KPMG LLP.

         27.1     Financial Data Schedule for the Year Ended December 31, 1999.

         27.2 Restated Financial Data Schedule for the Year Ended December 31, 1998.

         99.1     Safe Harbor Compliance Statement.