Form 10-K405/A
period 1999-12-31
HARBINGER CORP
filed 2000-04-03
CIK 947116

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                       ---------------------------------

                                  FORM 10-K/A
                                   AMENDMENT
                       ----------------------------------


            TO ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13

                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        -------------   -----------

                         COMMISSION FILE NUMBER: 0-26298
                              HARBINGER CORPORATION
               (Exact Name of Registrant Specified in Its Charter)

              GEORGIA                                  58-1817306
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)
      1277 LENOX PARK BOULEVARD                           30319
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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     This Amendment to Form 10-K is submitted for the purpose of filing certain exhibits noted below.


EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------

    10.1 Employment Agreement between the Company and Mr. James M. Travers effective as of January 19, 2000.

    10.9       Amended and Restated 1993 Stock Option Plan for Nonemployee
               Directors.

    10.10      Harbinger Corporation 1996 Stock Option Plan.

    10.11      Amended and Restated Harbinger Corporation Employee Stock
               Purchase Plan.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1999.

                                         HARBINGER CORPORATION



                                         By: /s/ James M. Travers
                                             ------------------------------
                                             James M. Travers
                                             President  and Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


      SIGNATURE                        TITLE                         DATE
      ---------                        -----                         ----

 /s/ James M. Travers         Chief Executive Officer;          March 31, 2000
 --------------------------   President; Director
 James M. Travers


 /s/ David T. Leach           Vice Chairman; Director           March 31, 2000
 ------------------------
 David T. Leach


 /s/ James K. McCormick       Chief Financial Officer;          March 31, 2000
 ------------------------     (Principal Financial Officer;
 James K. McCormick           Principal Accounting Officer)


 /s/ William D. Savoy         Director                          March 31, 2000
 ------------------------
 William D. Savoy


                              Director                          March __, 2000
 ------------------------
 William B. King


 /s/ Stuart L. Bell           Director                          March 31, 2000
 ------------------------
 Stuart L. Bell


 /s/ Benn R. Konsynski        Director                          March 31, 2000
 ------------------------
 Benn R. Konsynski


 /s/ Ad Nederlof              Director                          March 31, 2000
 ------------------------
 Ad Nederlof


                              Director                          March __, 2000
 ------------------------
 Klaus Neugebauer


 /s/ David Hildes             Director                          March 31, 2000
 ------------------------
 David Hildes


 /s/ John Lowenberg           Director                          March 31, 2000
 ------------------------
 John Lowenberg