Form 10-Q
period 2000-03-31
HARBINGER CORP
filed 2000-05-04
CIK 947116

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                 1277 LENOX PARK BOULEVARD
                      ATLANTA, GEORGIA                                                  30319
          (Address of principal executive offices)                                    (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 467-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's class of capital stock outstanding as of April 28, 2000, the latest practicable date, is as follows: 40,069,849 shares of Common Stock, $.0001 par value.

================================================================================

                              HARBINGER CORPORATION
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000


                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                   Number
                                                                                                -------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets - (Unaudited) March 31, 2000
                   and December  31, 1999.................................................

              Consolidated Statements of Operations (Unaudited) - Three
                  Months Ended March 31, 2000 and 1999....................................

              Consolidated Statements of Comprehensive Income (Unaudited) -
                     Three Months Ended March 31, 2000 and 1999...........................

              Consolidated Statements of Cash Flows (Unaudited) -
                     Three Months Ended March 31, 2000 and 1999...........................

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

Item 6.  Exhibits and Reports on Form 8-K.................................................


PART III.  SIGNATURES.....................................................................

ITEM 1.  FINANCIAL STATEMENTS

                              HARBINGER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    March 31,      December 31,
                                                                      2000              1999
                                                                    ----------     ------------
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents ..................................      $  21,049       $  12,934
   Short-term investments .....................................         58,149          60,086
   Accounts receivable, less allowances for returns and
     doubtful accounts of  $8,102 at March 31, 2000
     and $8,455 at December 31, 1999 ..........................         48,289          43,975
   Royalties receivable .......................................             --           1,200
   Deferred income taxes ......................................          2,103           2,103
   Other current assets .......................................          5,393           5,130
                                                                     ---------       ---------
       Total current assets ...................................        134,983         125,428
                                                                     ---------       ---------
Property and equipment, less accumulated depreciation
    and amortization ..........................................         25,903          26,339
Intangible assets, less accumulated amortization ..............         17,302          16,863
Deferred income taxes .........................................            698             698
Other non-current assets ......................................          4,327             131
                                                                     ---------       ---------
                                                                     $ 183,213       $ 169,459
                                                                     =========       =========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
                             ------------------------------------

   Current liabilities:
   Accounts payable ...........................................      $   5,452       $   7,478
   Accrued expenses ...........................................         19,859          15,995
   Deferred revenues ..........................................         23,448          21,212
                                                                     ---------       ---------
       Total current liabilities ..............................         48,759          44,685
                                                                     ---------       ---------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value; 20,000,000 shares authorized;
     none issued and outstanding ..............................              _               _
   Common stock, $0.0001 par value; 100,000,000 shares
     authorized, 44,380,419 shares and 43,404,247 shares issued
     as of  March 31, 2000 and December 31, 1999 ..............              4               4
   Additional paid-in capital .................................        216,678         208,226
   Accumulated deficit ........................................        (55,596)        (56,968)
    Accumulated other comprehensive loss ......................         (1,588)         (1,444)
    Treasury stock, 4,323,050 shares as of March 31, 2000 and
       December 31, 1999 ......................................        (25,044)        (25,044)
                                                                     ---------       ---------
              Total shareholders' equity ......................        134,454         124,774
                                                                     ---------       ---------
                                                                     $ 183,213       $ 169,459
                                                                     =========       =========

See accompanying notes to unaudited consolidated financial statements.

                              HARBINGER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Three Months Ended
                                                                          March 31,
                                                                   ----------------------
                                                                      2000          1999
                                                                   --------       -------
Revenues:
   Services .................................................      $ 27,236       $25,372
   Software .................................................        11,171         8,131
                                                                   --------       -------
     Total revenues .........................................        38,407        33,503
                                                                   --------       -------

Direct costs:
   Services .................................................        10,738        10,626
   Software .................................................         1,058         1,131
                                                                   --------       -------
     Total direct costs .....................................        11,796        11,757
                                                                   --------       -------

         Gross margin .......................................        26,611        21,746
                                                                   --------       -------

Operating costs:
   Selling and marketing ....................................        12,504         8,386
   General and administrative ...............................         8,684         6,560
   Depreciation and amortization ............................         2,866         2,233
   Product development ......................................         2,193         3,011
                                                                   --------       -------
       Total operating costs ................................        26,247        20,190
                                                                   --------       -------
         Operating income ...................................           364         1,556
                                                                   --------       -------

Interest income, net ........................................         1,391           898
Equity in losses of joint ventures ..........................          (241)           --
                                                                   --------       -------
         Income before income taxes .........................         1,514         2,454
Income tax expense ..........................................           142           113
                                                                   --------       -------

         Net income .........................................      $  1,372       $ 2,341
                                                                   ========       =======



Basic earnings per share ....................................      $   0.03       $  0.06
                                                                   ========       =======

Weighted average number of common shares outstanding ........        39,439        39,879
                                                                   ========       =======


Earnings per share assuming dilution ........................      $   0.03       $  0.06
                                                                   ========       =======

Weighted average number of common shares outstanding assuming
   dilution .................................................        42,246        40,451
                                                                   ========       =======




     See accompanying notes to unaudited consolidated financial statements.

                              HARBINGER CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                          2000          1999
                                                        -------       -------
Net income .......................................      $ 1,372       $ 2,341
Other comprehensive loss, net of tax:
  Foreign currency translation adjustments .......         (144)         (635)
                                                        -------       -------

    Comprehensive income .........................      $ 1,228       $ 1,706
                                                        =======       =======




     See accompanying notes to unaudited consolidated financial statements.

                              HARBINGER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Three Months Ended
                                                                              March 31,
                                                                      -----------------------
                                                                        2000           1999
                                                                      --------       --------

Cash flows provided by operating activities ....................      $  3,670       $    454

Cash flows from investing activities:
   Net redemptions (purchases) of short-term investments .......         1,937           (653)
   Purchases of property and equipment .........................        (2,216)        (2,378)
   Additions to software development costs .....................        (1,503)          (887)
   Investments in joint ventures, net ..........................        (1,855)            --
                                                                      --------       --------
         Net cash used in investing activities .................        (3,637)        (3,918)
                                                                      --------       --------

Cash flows from financing activities:
   Exercises of stock options and warrants and issuance of
     stock under employee stock purchase plan ..................         8,452            486
   Purchases of common stock ...................................            --        (15,778)
                                                                      --------       --------
         Net cash provided by (used in) financing activities ...         8,452        (15,292)
                                                                      --------       --------
Net increase (decrease) in cash and cash equivalents ...........         8,485        (18,756)
Cash and cash equivalents at beginning of period ...............        12,934         33,059
Effect of exchange rates on cash held in foreign currencies ....          (370)          (194)
                                                                      ========       ========
Cash and cash equivalents at end of period .....................      $ 21,049       $ 14,109
                                                                      ========       ========

Supplemental disclosures:
   Cash paid for income taxes ..................................      $     --       $     45
                                                                      ========       ========



     See accompanying notes to unaudited consolidated financial statements.

                              HARBINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, comprehensive income, and cash flows for the interim periods. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in Harbinger Corporation's ("Harbinger" or the "Company") Form 10-K for the year ended December 31, 1999 and the Company's current reports on Form 8-K dated January 24, 2000, April 6, 2000 and April 17, 2000.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the quarter ended March 31, 1999 unaudited and the December 31, 1999 audited consolidated financial statements to conform to the presentation of the quarter ended March 31, 2000.

         REVENUE RECOGNITION

         On January 1, 2000 the Company adopted Statement of Position 98-9, Software Revenue Recognition with Respect to Certain Transactions, which did not have a material impact on accounting for revenues.

2.       INVESTMENTS IN JOINT VENTURES

         During the three months ended March 31, 2000 the Company acquired equity positions in two privately-held ventures and issued a letter of intent to invest in a third privately-held venture, fundamentally exchanging the Company's technologies and services for equity positions in the ventures. Each investment will be accounted for using the equity method of accounting, which requires the Company to record its share of income or loss to the consolidated statements of operations under "Equity in losses of joint ventures" in the period they occur. The Company has chosen to use the equity method for these investments due to its belief that it has the ability to exercise significant influence over the entities. More specifically, the Company invested $2.0 million in FactorWorks.com Inc. ("FactorWorks") for a 7.8% ownership position and recorded approximately $1.4 million in services revenues net of $117,000 of revenue eliminated in consolidation; invested $3.0 million for a 7.4% ownership of Edaflow Corporation and recorded $1.4 million in software revenue net of $117,000 of revenue eliminated in consolidation; and committed to an estimated $4 million investment for an estimated 20% ownership of a joint venture in the golf and hospitality industry and recognized $1.9 million of software revenue, net of $476,000 of revenue eliminated in consolidation. The Company's share of income or loss in these investments for the three months ended March 31, 2000 was not material. These ventures are early-stage enterprises which therefore may be financially volatile, with no assurances on the ultimate value of the Company's investments. The Company's investments are recorded as "Other non-current assets" on the consolidated balance sheets.

3.       ACCRUED LIABILITIES

         At March 31, 2000 the Company had a remaining reserve of $2.4 million related to charges for purchased in-process product development, write-off of software developed costs, restructuring, acquisition related and other charges, compared to $3.0 million at December 31, 1999. The reduction to the reserve in 2000 was due to cash payments made for $600,000. The liabilities at March 31, 2000 consist primarily of reserves for lease terminations, severance costs and legal fees. The remaining liabilities are based on management estimates and the actual results could vary from these estimates.

4.       DISCONTINUED OPERATIONS

         The Company discontinued its TrustedLink Procurement business ("TLP") in September 30, 1998 and established a $6.4 million reserve for an estimated loss on disposal of TLP, including anticipated losses during the phase-out period. The Company sold the business in 1999 and wrote off certain additional assets in 2000, resulting in a $2.3 million loss on disposal. The Company presently has an $800,000 note receivable from the purchaser of TLP. Repayment of this note will occur at the earlier of the buyer achieving certain sales targets or December 31, 2000.

         At March 31, 2000 the remaining balance in the loss reserve was $ 2.9 million, available for certain remaining contingencies associated with TLP. Such contingencies relate to lease termination costs, customer transition issues and collection risks associated with notes and accounts receivables. At present, management is not able to estimate specific time frames during which these contingencies will be resolved. The operating loss during the phase-out period from the measurement date of September 30, 1998 to March 31, 2000 was $ 1.2 million. The net assets and liabilities of TLP included in the Company's consolidated balance sheets were $5,228 at March 31, 2000 and $452,000, primarily consisting of account receivables, at December 31, 1999.

5.       SEGMENT INFORMATION

         The Company operates in a single industry segment: the development, marketing and support of software products and the providing of network and professional services to enable businesses to engage in business-to-business e-commerce. The Company manages its business along geographical lines, thus resulting in three reportable segments: North America, Europe, and Asia Pacific and Latin America. The accounting policies of each segment are the same as those described in the summary of significant accounting policies. Revenues are attributed to a reportable segment based on the location of the customer. Management evaluates the performance of each segment on the basis of operating income, excluding certain general and administrative charges and credits. Intersegment royalties are calculated based upon revenues, as defined, derived from the sales of certain software products and services at agreed upon percentages between the segments.

         A summary of the Company's reportable segments as of March 31, 2000 and March 31, 1999 is presented below (in thousands):




                                                                Asia Pacific and
                                  North America      Europe       Latin America     Total
                                  -------------     ---------     -------------    -------
Revenues:
     2000                           $34,697          $ 3,976         $1,206        $39,879
     1999                           $28,413          $ 5,729         $  511        $34,653
Intersegment Royalties:
     2000                           $ 1,472          $     -         $    -        $ 1,472
     1999                           $ 1,150          $     -         $    -        $ 1,150
Operating Income (as defined):
     2000                           $ 1,915          $(1,654)        $  103        $   364
     1999                           $    54          $   833         $  (81)       $   806



                                                                  2000           1999
                                                                --------       --------
Revenues:
Total gross revenues for reportable segments                    $ 39,879       $ 34,653
Elimination of intersegment royalties                             (1,472)        (1,150)
                                                                --------       --------
   Total consolidated revenues                                  $ 38,407       $ 33,503
                                                                ========       ========

                                                                    2000           1999
                                                                --------       --------

Operating Income:
Total operating income for reportable segments, as defined      $    364       $    806
Certain general and administrative credits                            --            750
                                                                --------       --------
   Total consolidated operating income, as reported             $    364       $  1,556
                                                                ========       ========

6.       CONTINGENCIES

         The Company is involved in claims and other legal actions arising out of the ordinary course of business, including discontinued operations and the phase-out of certain non-strategic software products. Additionally, a shareholder class action lawsuit was filed against the Company in September 1999 (see Part I, Item 3 of the Company's December 31, 1999 Form 10-K). While the ultimate results of such claims and legal actions cannot be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position.


7.       SUBSEQUENT EVENT

PENDING MERGER

         On April 5, 2000 the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Peregrine Systems, Inc. ("Peregrine"), a Delaware corporation, and Soda Acquisition Company, a Delaware Corporation and a wholly-owned subsidiary of subsidiary of Peregrine, in which each outstanding share of Harbinger common stock will be converted into the right to receive 0.75 of a share of Peregrine common stock (the "Merger").

         The Merger is intended to constitute a reorganization under Section 368
(a) of the Internal Revenue Code of 1986, as amended, and is to be accounted for as a purchase transaction. Consummation of the Merger is subject to various conditions, including, among other things, receipt of the necessary approvals of the stockholders of Peregrine, shareholders of Harbinger and certain regulatory bodies.

         In connection with the proposed merger, Peregrine will file a proxy statement and Registration Statement on Form S-4 with the Securities and Exchange Commission ("SEC"), and Harbinger will file a proxy statement with the SEC. Harbinger and Peregrine will mail a Joint Proxy Statement/Prospectus to stockholders of Harbinger and Peregrine containing additional information about the proposed merger after approval from the SEC. Depending on whether the SEC reviews the proposed merger, the transaction is expected to close in summer or early fall of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ABOUT THE COMPANY

         Harbinger Corporation (the Company) generates revenues from e-commerce enablement services and from licensing software that facilitates the exchange of electronic data between businesses. Service revenues principally include transaction fees on harbinger.net, the Company's e-commerce portal; subscription fees for access to applications hosted on harbinger.net (ASP); software maintenance; and professional service fees for operations management (outsourcing), business community integration (BCI), training, consulting and project management. Transaction and subscription fees are a combination of access and usage charges and are recognized as incurred each month. Software maintenance is billed in advance with revenue deferred and recognized ratably over the service period, generally one year. Revenues for professional services are based on actual services rendered and are recognized as the services are performed. License fees for software are generally recognized upon shipment, net of estimated returns. Software revenues also include royalties due the Company under distribution agreements with third parties which are recognized either on shipment of software to a distributor, or upon sales to end users by a distributor, depending on the terms of the respective distribution agreement.

         The Company also analyzes its mix of revenues in terms of the recurring versus nonrecurring nature of the revenue streams. The Company includes revenues from ongoing software maintenance and transactions on harbinger.net, together with operations management certain ASP services in its definition of recurring revenues. Recurring revenues are recognized ratably over the contract period as services are provided or may be billed and recognized on monthly subscription terms generally over a two- to three-year period. The Company defines nonrecurring revenues to include one-time professional service enablement contracts, typically for consulting, project management or implementation services, and software licenses.

         The Company seeks to maximize its recurring revenue streams in order to promote customer retention, provide long-term revenue and cash flow generating capabilities, and decrease the revenue and cash flow risk associated with singular professional service and software license contracts. The Company also seeks to maximize the use of the public Internet as a means of conducting business-to-business e-commerce. Since 1994, the Company has continually invested in enabling its products and services to the Internet and is actively encouraging its current customer base to migrate to Internet-capable technologies.

PENDING MERGER

         On April 5, 2000 the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Peregrine Systems, Inc. ("Peregrine"), a Delaware corporation, and Soda Acquisition Company, a Delaware Corporation and a wholly-owned subsidiary of subsidiary of Peregrine, in which each outstanding share of Harbinger common stock will be converted into the right to receive 0.75 of a share of Peregrine common stock (the "Merger").

         The Merger is intended to constitute a reorganization under Section 368
(a) of the Internal Revenue Code of 1986, as amended, and is to be accounted for as a purchase transaction. Consummation of the Merger is subject to various conditions, including, among other things, receipt of the necessary approvals of the stockholders of Peregrine, shareholders of Harbinger and certain regulatory bodies.

         In connection with the proposed merger, Peregrine will file a proxy statement and Registration Statement on Form S-4 with the Securities and Exchange Commission ("SEC"), and Harbinger will file a proxy statement with the SEC. Harbinger and Peregrine will mail a Joint Proxy Statement/Prospectus to stockholders of Harbinger and Peregrine containing additional information about the proposed merger after approval from the SEC. Depending on whether the SEC reviews the proposed merger, the transaction is expected to close in summer or early fall of 2000.

INVESTMENTS

         In the fourth quarter of 1999 the Company announced its intention to invest approximately $25 million in new and existing ventures that utilize the Company's technology and services to conduct business-to-business e-commerce. In the first quarter of 2000 the Company invested $5.0 million in two privately-held ventures, informally committed to an equity position in a third privately-held venture and recorded software and services revenues totaling $4.6 million from these three transactions. These revenues excluded $749,000 of revenues and deferred revenues corresponding to the Company's percentage ownership in the ventures which were eliminated in consolidation, per the equity method of accounting. The Company has determined that it will use the equity method of accounting for these ventures since it believes that it has the ability to exercise significant influence over each entity. These ventures are early-stage enterprises which therefore may be financially volatile, with no assurances on the ultimate value of the Company's investments. (See Footnote 2 to the unaudited consolidated financial statements.)

RESULTS OF OPERATIONS

         Revenues. Total revenues increased 15% to $38.4 million in the first quarter of 2000 from $33.5 million in the first quarter of 1999. Revenues for services increased 7% to $27.2 million in the first quarter of 2000 from $25.4 million in the first quarter of 1999. The increase in service revenues is primarily attributable to an increase in software maintenance revenues for the first quarter of 2000 compared to 1999. Traditional professional services revenues in enablement, training and consulting declined commensurate with the Company's deemphasis on large electronic e-commerce enablement contracts as a source of professional services revenues. ASP services revenues increased $1.9 million over the first quarter of 1999 primarily due to approximately $1.4 million in nonrecurring ASP enablement service revenue from FactorWorks.com ("FactorWorks"), a venture in which the Company maintains an equity position.

         Of the service revenues from FactorWorks recognized by the Company in the three-month period ended March 31, 2000, about $1.1 million was for services previously billed at cost by the Company in prior periods. The Company had previously agreed to these reduced rates in exchange for a higher percentage of revenue sharing over the life of the multi-year arrangement. During the first quarter of 2000 the Company and FactorWorks renegotiated the arrangement such that the Company received retroactive services revenues at market rates, an extension of the contract term and certain volume commitments in exchange for a commensurate reduction in the revenue sharing participation.

         Revenues from software sales increased 37% to $11.2 million in the first quarter of 2000 from $8.1 million in the first quarter of 1999. This increase is primarily attributable to an increase in software revenues from the Company's recently introduced portal service offerings (see Footnote 2 to the unaudited consolidated financial statements). Software revenues from the Company's desktop and AS400 products on a combined basis were consistent in the first quarter of 2000 compared to 1999. During 1999 the Company announced plans to migrate the majority of its existing customer base to new internet enabled products and focused primarily on the desktop customers during its 1999 migration initiative. The Company intends to focus on migrating its enterprise customers in 2000. Accordingly, the software revenue from desktop products declined in the first quarter of 2000, and software revenue from AS400 products correspondingly increased over the first quarter of 1999.

         In the fourth quarter of 1998, the Company phased out about 40% of its product lines (collectively referred to as Sunset Products) and discontinued relationships with certain third-party resellers of the Company's software products. On a pro forma basis, core revenues, defined as revenues excluding Sunset Products and discontinued third-party resellers, increased to $34.3 million or 89% of total revenues in the first quarter of 2000 compared to $27.1 million or 80.9% of total revenue in the first quarter of 1999.

         Direct Costs. Direct costs for services increased to $10.7 million in the first quarter of 2000 from $10.6 million in the first quarter of 1999. As a percentage of service revenues, these costs were 39.4% in the first quarter of 2000 and 41.9% in the first quarter of 1999. Excluding $1.4 million of nonrecurring ASP revenues in the first quarter of 2000 for work substantially performed in prior periods (see Revenues in Item 2 and Note 2 to the unaudited consolidated financial statements), the Company's cost of services for 2000 would have been 41.5%. The decrease in the adjusted percentage of cost of services compared to the percentage in the first quarter of 1999 is primarily attributable to an increase in higher-margin software maintenance in the first quarter of 2000. Direct software costs were $1.1 million in the first quarters of both 2000 and 1999 as software amortization and royalties increased and charge-offs of outdated collateral materials decreased in the first quarter of 2000.

         Selling and Marketing. Selling and marketing expenses increased 49% to $12.5 million in the first quarter of 2000 from $8.4 million in the first quarter of 1999. As a percentage of revenues these expenses were 32.6% in 2000 and 25.0% in 1999. In the fourth quarter of 1999 the Company announced its intention to spend up to $25 million in marketing, sales and technology development. The increase in selling and marketing expenses is primarily attributable to first quarter 2000 increases in marketing and brand awareness, commissions associated with increased revenues and an accrual for estimated sales taxes.

         General and Administrative. General and administrative expenses increased 32% to $8.7 million in the first quarter of 2000 from $6.6 million in the first quarter of 1999. As a percentage of revenues these expenses were 22.6% in 2000 and 19.6% in 1999. Included in 1999 is a $750,000 credit for recovery of an outstanding royalty receivable from a specific customer that had been reserved for in 1998. Excluding this credit, general and administrative expenses would have been $7.3 million or 21.8% of revenues in 1999. The increase in general and administrative expenses in the first quarter of 2000 is primarily attributable to the Company's ongoing investment in information technology, including personnel costs, and increases to the Company's allowance for doubtful accounts.

         Depreciation and Amortization. Depreciation and amortization increased 28% to $2.9 million in the first quarter of 2000 from $2.2 million in the first quarter of 1999. The increase in depreciation and amortization is due to the purchase of computer hardware and software associated with the Company's ongoing investments in its information technology infrastructure.

         Product Development. Total expenditures for product development, including capitalized software development costs, decreased 5% to $3.7 million in the first quarter of 2000 from $3.9 million in the first quarter of 1999. Total expenses for product development decreased 27% to $2.2 million in 2000 from $3.0 million in 1999. As a percentage of revenues, product development expenses decreased to 5.7% in 2000 from 9.0% in 1999. The decrease in overall product development expenditures in the first quarter of 2000 compared to 1999 is primarily attributable to a reduction in contract labor. The Company capitalized software development costs of $1.5 million and $887,000 in the first quarters of 2000 and 1999, respectively. Capitalization increased in 2000 as products reached technological feasibility at Harbinger Labs, the Company's development group devoted to next generation product development. Amortization of capitalized software development costs included in direct costs of software totaled $633,000 and $510,000 in the first quarters of 2000 and 1999, respectively.

         Equity in Losses of Joint Ventures. The total equity in losses of joint ventures for the first quarter of 2000 is attributable to the Company's one-third ownership in GLink LLC, an electronic marketplace for the grocery industry. The Company has also recently acquired equity positions in joint ventures created to establish electronic marketplaces for banking, apparel and the golf and hospitality industries. The Company anticipates continued losses from these start-up ventures for the remainder of 2000.

         Income Taxes. The Company recorded income tax expense of $142,000 and $113,000 in the first quarters of 2000 and 1999, respectively. The increase in taxes for the first quarter of 2000 is due primarily to the earnings in certain foreign countries that cannot be offset by losses in other jurisdictions. The effective tax rates of 9.4% and 4.6% for the first quarters of 2000 and 1999 differ from the expected rate of 39% due to reductions in the deferred tax valuation allowance.

         Net Income and Earnings Per Share. The Company realized net income of $1.4 million or $0.03 per diluted share in the quarter ended March 31, 2000 and $2.3 million or $0.06 per diluted share in the quarter ended March 31, 1999. In order to facilitate comparison of operating results year over year, the Company also presents its earnings adjusted for certain charges and credits and tax-affects the results at a 39% effective rate (core earnings). A comparison of the quarters ended March 31, 2000 and 1999 is as follows:

         Supplemental Information:

         (In thousands, except per share data)                  2000          1999
                                                             -------      --------

         Operating income .............................      $   364      $  1,556
         Certain general and administrative credits
             for recoveries ...........................           --          (750)
                                                             -------      --------
         Adjusted operating income ....................          364           806
         Interest income, net .........................        1,391           898
                                                             -------      --------
         Core earnings before income taxes ............        1,755         1,704
                                                             -------      --------
         Core earnings net of income taxes at 39% .....        1,071         1,039
                                                             -------      --------
         Core earnings per share ......................      $  0.03      $   0.03
                                                             =======      ========
         Weighted average number of diluted
             shares outstanding .......................       42,246        40,451
                                                             =======      ========


LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments increased $6.2 million to $79.2 million at March 31, 2000 compared to $73.0 million at December 31, 1999, primarily due to an inflow of cash from operations and stock option exercises in 2000, offset partially by outflows for property and equipment, software development and investments in joint ventures.

         Management expects the Company will continue to fund its operations, investment needs and capital expenditures through cash flows generated from operations, cash on hand, and additional equity and debt capital if necessary. Several factors could have an impact on the Company's cash flow in the future, including the effects of the Company's strategic investments in marketing, sales and technology development and acquiring equity positions in joint ventures. The Company also anticipates continued liquidation of liabilities incurred due to charges for purchased in-process product development, write-off of software development costs, restructuring, acquisition-related and other charges, discontinued operations and continuing operations. Liquidity could also be negatively impacted as a result of a shareholder class action lawsuit filed against the Company in 1999. Although the outcome of this action cannot be determined at this time, management does not believe the outcome will have a material adverse effect on the Company's financial position.

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

         The Company believes it successfully implemented its Year 2000 program, as evidenced by the continued successful operation of its computer products and core internal IT and non-IT systems. The Company has not encountered any significant problems with its third-party customers, financial institutions, vendors and others with whom it conducts business. The Company will continue to monitor its product performance and core IT and non-IT systems throughout 2000 to ensure ongoing performance. While there can be no assurance that no Year 2000 related issues will arise, as of March 31, 2000, the Company believes, based on information currently available, that Year 2000-related events are not likely to have a material effect on its results of operation, financial condition or liquidity.

FORWARD LOOKING STATEMENTS

         Other than historical information contained herein, certain statements included in this report may constitute "forward looking" statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 related to the Company that involve risks and uncertainties including, but not limited to, the potential decline in software revenues as the Company transitions to a business model that emphasizes recurring services revenues, quarterly fluctuations in results, the management of growth, market acceptance of the Company's recently introduced BCI, ASP, portal and operations management products and services, loss of customers due to the Company's migration efforts from legacy technologies to Internet- and Windows-enabled products and services, uncertainty related to the announced merger with Peregrine Systems, Inc., potential losses from the Company's equity positions in early-stage enterprises, potential service disruptions associated with network enhancements and upgrades of harbinger.net, liability for disruption of data traffic due to unauthorized intervention and access into harbinger.net, the impact of Year 2000 readiness and other risks. For further information about these and other factors that could affect the Company's future results, please see Exhibit 99.1 in the Company's December 31, 1999 Form 10-K. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward looking statements. The Company undertakes no obligation to update or revise forward looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of Shareholders (the "Annual Meeting") of Harbinger Corporation (the "Company") was held on April 25, 2000. There were present at said meeting in person or by proxy, shareholders of the Corporation who were the holders of 33,327,940 shares or 84.2% of the Common Stock entitled to vote.

b) The following directors were elected to hold office for a term as designated below or until their successors are elected and qualified, with the vote for each director being reflected below:

                                                              VOTES FOR         VOTES WITHHELD
                                                              ---------         --------------
     Elected to hold office until the 2003 Annual Meeting:
                  Stuart L. Bell                              33,266,620            61,320
                  William B. King                             33,267,520            60,420
                  Klaus Neugebauer                            33,266,820            61,120
                  James M. Travers                            33,267,453            60,487

     The affirmative vote of the holders of a plurality of the outstanding shares of Common Stock represented at the Annual Meeting was required to elect each director.

     The Directors of the Company continuing in office until the 2001 Annual Meeting are as follows: David T. Leach, Ad Nederlof, and David Hildes. The directors of the Company continuing in office until the 2002 Annual Meeting are as follows: Benn R. Konsynski, John D. Lowenberg and William D. Savoy.

c) The proposal to amend the Company's 1996 Stock Option Plan was approved with 27,164,024 affirmative votes, 5,940,674 negative votes cast and 223,242 abstentions. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the Annual Meeting was required to approve the amendment.

d) The proposal to amend the Company's Employee Stock Purchase Plan was approved with 32,606,155 affirmative votes, 608,146 negative votes cast and 113,639 abstentions. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the Annual Meeting was required to approve the amendment.

e) The proposal to amend the Company's Amended and Restated 1993 Stock Option Plan for Nonemployee Directors was approved with 31,317,992 affirmative votes, 1,888,948 negative votes cast and 121,000 abstentions. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the Annual Meeting was required to approve the amendment.

f) The appointment of KPMG LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 2000, was approval with 33,258,407 affirmative votes, 49,567 negative votes cast and 19,966 abstentions. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the Annual Meeting was required to ratify the appointment of KPMG LLP.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 10.1 Fifth Amendment to the Harbinger Corporation 1996 Stock Option Plan
                  Exhibit 10.2 Fourth Amendment to the Amended and Restated Harbinger Corporation Employee Stock Purchase Plan
                  Exhibit 10.3 Sixth Amendment to the Harbinger Corporation Amended and Restated 1993 Stock Option Plan for Nonemployee Directors
                  Exhibit 11.1      Computation of Earnings per Share
                  Exhibit 27.1      Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  Form 8-K dated January 24, 2000 reporting under Item 5 and
                  Item 7 (c) the text of a press release dated January 19, 2000 concerning the promotion of James M. Travers to Chief Executive Officer and the resignation of C. Tycho Howle, Chairman of the Board of Directors and Chief Executive Officer.

                  Form 8-K dated April 6, 2000 reporting under Item 5 and Item 7(c) the text of a press release dated April 5, 2000 concerning an announcement that Harbinger Corporation, Peregrine Systems, Inc., and Soda Acquisition Corporation, a wholly owned subsidiary of Peregrine, entered into an Agreement and Plan of Reorganization.

                  Form 8-K dated April 17, 2000 reporting under Item 5 and Items 7(c) four exhibits associated with proposed merger of Harbinger Corporation and Peregrine Systems, Inc., and Soda Acquisition Corporation, a wholly owned subsidiary of Peregrine.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HARBINGER CORPORATION





Date:    May 3, 2000                         /s/ James M. Travers
      --------------------------            -----------------------------------
                                            James M. Travers
                                            Chief Executive Officer;
                                            President, Director
                                            (Principal Executive Officer)



Date:    May 3, 2000                        /s/ James K. McCormick
      ---------------------------           ------------------------------------
                                            James K. McCormick
                                            Chief Financial Officer
                                            (Principal Financial Officer;
                                            Principal Accounting Officer)